Form 10-K
period 1993-12-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1994-03-30
CIK 809697

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1993
                          Commission File No. 0-4714

                    United Parcel Service of America, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                                          95-1732075
- --------------------------------------------------------------    -------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer ID. No.)

400 Perimeter Center -- Terraces North, Atlanta, Georgia                     30346
- --------------------------------------------------------            -------------------------
    (Address of principal executive office)                                  (ZIP Code)

                              Area (404) 913-6000
                               (Telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each Exchange on which registered
      None                                         None
- -------------------                 --------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                                (Title of Class)

  Common Stock, par value $.10 per share, subject to UPS Managers Stock Trust
                                (Title of Class)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X             No
   ------              -------

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                 The aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $21.25, the price per share, as of February 28, 1994, at which UPS expressed its willingness to purchase its shares from shareowners wishing to sell their shares, was $10,555,096,871.

                 The number of shares of UPS Common Stock outstanding as of February 28, 1994, was 580,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 11, 1994 are incorporated by reference in answer to Part III of this Report.

                                     PART I

Item 1.  Business.

                 United Parcel Service of America, Inc., through subsidiaries, provides specialized transportation services, primarily through the delivery of packages. Service is offered throughout the United States and in more than 185 other countries and territories around the world. In terms of revenue, UPS is the largest package delivery company in the world. During 1993 UPS delivered approximately 2.9 billion packages. UPS currently has approximately 1.3 million customer locations in the United States to which it provides daily pickup services.

                 With minor exceptions, UPS Common Stock is owned by or held for the benefit of managers and supervisors actively employed by UPS, or their families; or by former employees, their estates or heirs; or by charitable foundations established by UPS founders and their family members; or by other charitable organizations which have acquired their stock by donations from shareowners. UPS stock is not listed on a national securities exchange or traded in the organized over-the-counter markets. When used herein the term "UPS" refers to United Parcel Service of America, Inc., a Delaware corporation, and its subsidiaries.


Delivery Service in the United States

                 Ground Services

                 UPS is engaged primarily in the delivery of packages. During 1993, the packages delivered were up to a maximum of 70 pounds in weight, 108 inches in length and 130 inches in length and girth combined. Effective February 1994, UPS increased the weight limit to 150 pounds. UPS provides interstate and intrastate ground service to every address in the 48 contiguous states and between those states and Hawaii and Alaska. In Hawaii, an intra-island service is provided between addresses on Oahu and an inter-island air service is offered between all islands of the state. In Alaska, an intrastate package delivery service is available throughout the state.

                 In 1993, UPS introduced a new service called UPS 3 Day Select(SM). This service offers a money-back guarantee of third-business-day delivery, along with the ability to verify deliveries on the day of delivery. It meets customers' needs for a faster, more reliable delivery service than long-distance ground options at a lower cost than air services.

                 UPS provides Hundredweight Service(SM) for ground shipments to all 48 contiguous states on an interstate basis. As of December 31, 1993, this service was also available intrastate in

39 states and the District of Columbia. Under this service, contract rates are established for multi-package shipments weighing in the aggregate 200 pounds or more and addressed to one consignee at one location on one day. Customers can realize savings on such shipments compared to regular ground service rates. In 1993, UPS Hundredweight volume grew over 20% from 1992, primarily due to the expansion of intrastate Hundredweight Service and the introduction of Weight Break Pricing. Weight Break Pricing offers rate incentives for shipments of over 500 pounds.

                 UPS also provides UPS GroundSaver(SM) service offering special rates and services for business-to-business shipments to specified ZIP Codes. GroundSaver revenue for 1993 increased over 59% from 1992 due primarily to an expansion of its service territory to all 48 contiguous states and expanded incentive qualifications to include a broader range of customers.

                 UPS's domestic ground volume decreased slightly during 1993. Much of the decline in volume occurred in residential deliveries, which followed rate increases for such deliveries. For a description of the rate increase, see "Item 1 -- Rates." However, due to a general rate increase in February 1993 (discussed below) and continued growth in UPS's higher margin services, such as UPS Hundredweight Service, during 1993, domestic ground revenues increased in 1993 by 6% over 1992.


                 Domestic Air Services

                 UPS provides domestic air delivery services known as "UPS Next Day Air(R)" and "UPS 2nd Day Air(R)," which are available throughout the United States and Puerto Rico. In 1993, UPS introduced UPS Prepaid Letter, which permits customers to purchase UPS Next Day Air and 2nd Day Air Letters in advance at lower prices. For both UPS Next Day Air and UPS 2nd Day Air, packages and documents are either picked up from shippers by UPS or are dropped off by shippers at Air Service Centers or Letter Centers located throughout UPS's service network.

                 UPS offers guaranteed delivery by 10:30 a.m. for UPS Next Day Air Packages and Letters sent to areas covering over 76% of the U.S. population and noon delivery to areas covering over 89% of the U.S. population. In 1993, UPS began offering Next Day Air Saver, which is Next Day Air delivery in the afternoon -- by either 3 p.m. or 4:30 p.m., depending on location, at a slightly lower rate than 10:30 a.m. delivery. UPS also guarantees on-schedule delivery of UPS 2nd Day Air packages.

                 UPS offers Saturday Delivery for UPS Next Day Air shipments to an area covering approximately 90% of all UPS customers. In 1993, UPS also began offering Saturday Pickup service of air shipments in all areas served by UPS Saturday delivery. Further, in 1993, UPS began accepting hazardous materials in its air services, for an additional charge.

                 UPS offers UPS Next Day Air and UPS 2nd Day Air Hundredweight Service for package shipments totaling at least 100 pounds addressed to one consignee at one location on one day. 3 Day Select Hundredweight Service is also available.

                 UPS Air Cargo Service provides two services designed to fill what would otherwise be unfilled capacity on regular UPS flights: the transportation of containerized and palletized cargo in available space on UPS flights; and aircraft charters when UPS planes are not being utilized by UPS.

                 The volume of UPS's higher margin air services, such as UPS Next Day Air service, continued to grow during 1993. In 1993, UPS's air services' volume increased by 20% and revenues increased by 14%.

                 To enable UPS to accommodate future demand for air delivery services, UPS plans to open a new regional air sorting facility in Rockford, Illinois. Regional air sorting facilities are currently located in Ontario, California, Philadelphia, Pennsylvania and Dallas, Texas. In 1993, UPS ordered thirty new Boeing 767 freighter aircraft and ten more 757 freighter aircraft, in addition to the twenty-one 757 freighter aircraft previously ordered, to meet anticipated future growth in air delivery volume. For a further description of UPS's properties, see "Item 2 -- Properties."

                 Delivery services in the United States accounted for 89.0%, 89.1% and 91.2% of UPS's consolidated revenue in 1993, 1992 and 1991, respectively. For further financial information relating to foreign and domestic operations, see Note 10 to the Consolidated Financial Statements.


International Delivery Service

                 UPS offers international air service between more than 185 countries and territories throughout the world. During 1993, UPS focused its worldwide, transborder and domestic services on two major markets -- Europe and North America. UPS is the only package delivery company in Europe with fully integrated European ground and air delivery linked to a global operation. As discussed more fully in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," the number of International Air packages handled increased substantially in 1993.

                 Domestic air service is offered throughout Canada, Germany, Italy, and Spain. Ground service is provided throughout Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy,

Malaysia, Mexico, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. UPS's transborder air and ground services within Europe were enhanced in February 1993 with the introduction of UPS EuroExpress ("EuroExpress") and UPS EuroExpedited ("EuroExpedited").

                 EuroExpress is a pan-European air service that offers next-day delivery before noon for shipments between major metropolitan areas, covering more than 80% of the population. EuroExpedited uses roadways to deliver packages and freight between 15 countries, with shipments tracked electronically. With the easing of border restrictions throughout Europe during early 1993, EuroExpedited shipments can take more direct routes between countries, thereby reducing transit times.

                 In response to an increasing trend toward consignee-controlled shipping, UPS introduced in 1993 a new service in Europe called UPS Special Import Service ("SIS"). SIS handles all arrangements for the pickup of a customer's imports, thereby providing greater control of a shipment's delivery time and cost.

                 In 1993, UPS expanded its services between Canada, Mexico and the United States. UPS offers three levels of service between these countries:
Express, for delivery in one business day; Expedited, for delivery usually within three days; and Standard, for transborder ground delivery. Expedited service is new for these countries, as is ground service between Mexico and the United States.

                 UPS provides intra-island service in Puerto Rico and delivery service within Mexico between 15 major Mexican cities. UPS provides next-business-day delivery of documents to Mexico City, Guadalajara and Monterrey from the United States and Canada, in addition to air service from those cities to the rest of UPS's international territory.

                 UPS offers Worldwide Expedited Package Service ("Worldwide Expedited") to Canada and Mexico as well as between Europe and the Asia-Pacific. Worldwide Expedited is a multi-package alternative to air freight services, generally using UPS ground and 2nd Day Air operating facilities. Transit times are slightly longer than by express delivery, but rates are substantially lower. Worldwide Expedited also offers services, such as shipment tracking, which are not typically available for air freight.

                 UPS Worldwide Express ("Worldwide Express") provides delivery of urgent packages, documents and letters to over 185 countries and territories. Worldwide Express shipments are generally delivered within two business days. During 1993, the document delivery schedules for most Worldwide Express customers were improved with the commencement of overnight service from 21 major U.S. cities to major business centers in Asia, Europe, Mexico and South America. The competitive rates offered for Worldwide Express include customs clearance, which is facilitated by electronic transfer of customs information. Additionally, Worldwide Express provides for shipment tracking throughout the world using an advanced data network developed by UPS.

                 The growth in international volume prompted UPS to replace DC-8 freighter aircraft with larger 747 freighter aircraft for United States to Europe flights. Within Europe, UPS introduced its own 727s to replace smaller aircraft.

                 During 1993, UPS suffered pre-tax losses in its international operations of approximately $267 million, although the operating margin (defined here as operating expenses plus other income and expense, net, as a percent of revenue) in international operations improved to 113.6% in 1993 from 115.4% in 1992. The international pre-tax loss was primarily a result of losses from domestic operations outside of the United States caused by poor economic conditions and strong competition in European countries. However, revenues from all international services increased for 1993 by 9% over 1992. UPS expects to incur future losses in connection with its international operations.

                 UPS's international delivery service accounted for approximately 11.0%, 10.9% and 8.8% of the consolidated revenues of UPS in 1993, 1992 and 1991, respectively. For financial information relating to foreign and domestic operations, see Note 10 to the Consolidated Financial Statements.


Other Delivery Services

                 UPS offers customized services for certain types of customers or even a single customer, such as Consignee Billing and Delivery Confirmation. Consignee Billing was designed for customers who receive large amounts of merchandise from a number of vendors. UPS bills these consignee customers directly for the shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. UPS's Consignee Billing service volume increased 112% in 1993. Electronic tracking of all Consignee Billing Packages is offered, as well as on demand pick up service for return shipments. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries. Immediate confirmation is provided upon request. This service is available throughout the United States and Puerto Rico.

                 UPS introduced UPS GroundTrac(SM) service in June 1992. This service electronically tracks ground packages so that UPS's customers can receive immediate information about the status of their packages while in transit. In February 1993, UPS introduced UPS TotalTrack(SM), an enhanced tracking system. With the introduction of in-vehicle data transmission capabilities, this service enables U.S. customers to receive verification of deliveries within minutes after they are completed. Shippers can access tracking information 24 hours a day, seven days a week, by telephone or through the UPS Maxi-Trac software system, which enables customers to track and trace their own packages via telecommunications links with UPS's electronic data systems. UPS's Maxi-Ship System is a hardware-software system that assists customers in managing their shipping operations by automating a customer's shipping room with features such as automatic zoning, rating and printing of address labels, pickup records and shipping reports. Customer use of the Maxi-Ship System increased in 1993.



Rates

                 On February 15, 1993, UPS raised its domestic ground rates for commercial and residential deliveries by 3.8% and 7.4%, respectively. On February 7, 1994, these rates were increased by 3.8% and 4.3%, respectively.
In 1993, published rates for Next Day Air packages and 2nd Day Air packages increased 4.9% and 5.9%, respectively. The published rates for Next Day Air and 2nd Day Air letters increased by 5.0% and 10.0%, respectively, in 1993. In 1994, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%. The published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively, in 1994. Rates for ground and air shipments originating in the United States and destined for Canada as well as rates for Worldwide Express and Worldwide Expedited services were not changed.


Competition

                 In terms of revenue, UPS is the largest package delivery company in the world. UPS competes with many companies and services which operate on a national, regional or local basis in the United States and internationally, and its business is affected by the availability and the use of numerous alternate methods of service. These include the parcel post service and other classes of mail (including air service) of the United States Postal Service (the "Postal Service") and the postal services of other nations, various other motor carriers, independent trucking companies and express companies, freight forwarders, air couriers, and shipper-owned or leased delivery vehicles. Competition is intense within the United States and throughout the world. Competition for high volume, profitable shipping business focuses largely on providing economical pricing and desirable and dependable service features and delivery schedules.

                 UPS also endeavors to attract customers by providing services meeting their distinct needs, such as guaranteed timely delivery of packages shipped via UPS Next Day Air and UPS 2nd Day

Air and enhanced tracking capabilities. UPS is directing a larger proportion of its resources to delivering these higher revenue packages, providing customized services and obtaining the most recent technology to improve package tracking and delivery confirmation services.

                 UPS also engages in widespread advertising of its services, particularly its international and UPS Next Day Air services.


Regulation

                 Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") regulate air transportation services.

                 The DOT's authority relates primarily to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations or cooperative agreements. The DOT also regulates, subject to the authority of the President, international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad.

                 FAA authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. UPS was granted an operating certificate by the FAA in 1988 which remains in effect so long as UPS meets the operational requirements of the Federal Aviation Regulations.

                 The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft which have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Based upon the current condition of its aircraft, UPS estimates that the cost of the repairs pursuant to these programs will total approximately $12 million. Each of these programs requires that UPS make periodic inspections of its aircraft. These inspections may result in a determination that additional repairs are required under these programs. Hence, the future cost of such repairs pursuant to the programs may fluctuate.

                 Ground transportation of packages by UPS in the United States is subject to regulation by the Interstate Commerce Commission ("ICC") and by various state regulatory agencies when such transportation is pursuant to common carrier certificates and contract carrier permits issued by the ICC and state agencies. The ICC and state agencies also have regulatory authority over rates charged by UPS for transportation services provided under such certificates and permits. Federal and state regulation covering ground transportation of packages also covers a variety of subjects, including licensing, truck safety, weight and size limitations of packages, rates and operating conditions. UPS is subject to similar regulation in many foreign jurisdictions. In 1993, the California legislature created a new designation of integrated intermodal small package carrier that gave these carriers, of which UPS is one, rate and service freedom from regulatory overview by the California Public Utilities Commission.


Postal Rate Commission Proceedings

                 The Postal Reorganization Act of 1970 ("Act") created the Postal Service as an independent establishment of the executive branch of the federal government and vested the power to recommend postal rates in a regulatory body, the Postal Rate Commission ("Commission"). UPS believes that the Postal Service consistently attempts to set rates for its parcel and international express letter mail services generally below its costs of providing such services and to use excess revenues from first class letter mail to subsidize those competitive services. UPS participates in postal rate proceedings before the Commission in an attempt to secure what UPS believes to be at least minimum fairness in the Postal Service's competition for parcel delivery and expedited letter, document and parcel delivery business.

                 In 1992, the Postal Service proposed a new class of parcel mail, called bulk small parcel service. Bulk small parcel service would have encompassed shipments of 300 or more parcels, weighing up to five pounds each and meeting certain barcoding and entry requirements. The Postal Service requested that the Commission permit it to reduce rates for this type of shipment by an average of 27%, which would have been substantially below the existing rates of parcel post and of UPS. The Postal Service had estimated that the new class, if approved, would have diverted nearly one hundred million parcels per year from UPS. UPS intervened before the Commission and opposed the creation of this new class of service and the adoption of the proposed rates, which UPS believed to be below cost and contrary to the Act. In August 1993, the Commission recommended just 7% in reduced rates for this type of shipment. The Governors of the Postal Service, in a decision issued on February 1, 1994, rejected the Commission's recommendation, and thus, there shall be no reduction in rates for this type of shipment.


Other Operations

                 UPS's subsidiary, UPS Worldwide Logistics, Inc., offers a consultative service to develop customized solutions for a shipper's distribution needs. UPS Inventory Express(SM) service, which provides for the storage of inventory, processing of orders and shipment of customers' products through a warehouse located near UPS's national air hub in Louisville, is part of this division. In 1993, UPS established its second Inventory Express facility near UPS's European air hub in Cologne, Germany, which matches the overnight distribution capabilities of its U.S. counterpart in Louisville. Also supporting the Worldwide Logistics initiative was the establishment, in 1992, of UPS's first bonded, multi-user European Distribution Center. This warehousing service is in the Netherlands, and UPS plans to set up several more warehousing centers across Europe in the next five years. These warehousing services facilitate quick entry of urgent shipments into the UPS system.

                 Martrac, a UPS subsidiary, transports produce and other commodities in temperature-controlled trailers over railroads. Martrac's revenues and income before taxes remained consistent with 1992 levels. Martrac's fleet now totals 1,540 trailers, an increase of 16 over 1992.

                 Since 1982, a UPS subsidiary, UPS Truck Leasing, Inc. ("UPS Truck Leasing"), rents and leases trucks and tractors to commercial users under full-service rental agreements. Through programs established with Worldwide Logistics, UPS Truck Leasing is capitalizing on a business trend toward increased outsourcing of trucking needs. Because of these needs, UPS Truck Leasing added seven truck leasing facilities in 1993. As of December 31, 1993, UPS Truck Leasing had 43 facilities in the Southern states, plus California, Illinois, Kansas and Ohio, and a fleet of 5,272 vehicles. UPS Truck Leasing's revenues increased by 17% in 1993.

                 Through its UPS Properties, Inc. subsidiary, UPS has undertaken to develop, as an incident to its core delivery business, properties and facilities at and around its operating centers. The focus of UPS Properties was broadened in 1993 and divided into four business units: Asset Management (for future UPS facilities leased to third-party users); Industrial Parks (for potential UPS sites that offer investment opportunities); Investment Properties (principally hotels); and Surplus Properties (real estate no longer needed by UPS).


Environmental Regulation

                 In 1989, regulations were adopted pursuant to the federal Resource Conservation and Recovery Act of 1976. In accordance with these regulations, UPS is testing, upgrading and, as needed, replacing many of its underground fuel tanks. UPS substantially completed this project in 1993, five years ahead of the mandated Environmental Protection Agency ("EPA") Schedule. UPS replaced approximately 2,800 underground storage tanks at a cost of approximately $100 million.

                 The revised Clean Air Act calls for a ten-year phasing-in of alternative fuel vehicles in nine of the most polluted urban areas in the United States. In order to ensure compliance with these regulations at the conclusion of the phase-in period, UPS began a project in 1989 using compressed natural gas ("CNG") as a fuel in 10 package cars operated in Brooklyn, New York. In 1990, an additional 20 CNG vehicles were placed in use in Brooklyn, and in 1991, the program was expanded to Dallas and Los Angeles. In 1992, 102 CNG vehicles were placed in service in Oklahoma City and Tulsa, and in 1993, a total of 205 CNG vehicles were in operation in six cities. In 1994, UPS expects to place 20 more CNG vehicles in operation in Washington, D.C. In addition, UPS converted 800 package cars in Canada to run on propane fuel.

                 On March 3, 1993, the EPA adopted final rules under the Clean Air Act Amendments establishing regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The exemptions except clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, such as truck bans and time-of-day restrictions. It also permits the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.


Employees

                 As of December 31, 1993, UPS had approximately 285,000 employees, a 1.7% increase over 1992. Most hourly employees are represented by unions, principally by locals of the International Brotherhood of Teamsters ("IBT").

                 In 1993, UPS reached agreement with the IBT on a new four year contract. The agreement increases drivers' wages by an average of 3% a year over the four-year contract and includes increases in benefits.


Executive Officers

                 Listed below is certain information relating to the executive officers and management of UPS.

                                                        Principal Occupation
                                                        and Employment During
         Name and Address                  Age         At Least the Last Five Years
         ----------------                  ---         ----------------------------
 John Alden                                52          Director (1988 to present),
 Senior Vice President                                 Senior Vice President and
 and Director                                          Business Development Group Manager (1986 to
                                                       present), UPS


                                                            Principal Occupation
                                                           and Employment During
         Name and Address                  Age          At Least the Last Five Years
         ----------------                  ---         -----------------------------
 Francis J. Erbrick                        55          Senior Vice President (1989
 Senior Vice President                                 to present), Strategic Systems Manager (1992 to
                                                       present), Information Services Manager (1985 to
                                                       1992), UPS

 Don R. Fischer                            56          Senior Vice President (1992 to present),
 Senior Vice President                                 International Systems and UPS Truck Leasing Manager
                                                       (1992 to present), Corporate Delivery Information
                                                       and Loss Prevention Manager (before 1987 to 1992),
                                                       UPS

 Edwin A. Jacoby                           61          Director (1988 to present),
 Senior Vice President,                                Senior Vice President,
 Treasurer and Chief                                   Treasurer and Chief Financial Officer (1987 to
 Financial Officer and                                 present), UPS
 Director

 John J. Kelley                            58          Director (1992 to present), Senior Vice President and
 Senior Vice President and Director                    Human Resources Manager (1991 to present), Region
                                                       Manager
                                                       (1983 to 1991), UPS

 James P. Kelly                            50          Director (1991 to present), Executive Vice President
 Executive Vice President and Director                 (1994), Chief Operating Officer (1992 to present),
                                                       Labor Relations Manager (1988 to 1990), U.S.A.
                                                       Operations Manager (1990 to 1992), UPS

 Donald W. Layden                          59          Director (1980 to present),
 Senior Vice President                                 International Operations
 and Director                                          Manager (1988 to present),
                                                       Senior Vice President (1983
                                                       to present), Human Resources
                                                       Manager (1983 to 1988), UPS

 Joseph R. Moderow                         45          Director (1988 to present),
 Senior Vice President,                                Senior Vice President and
 Secretary and Director                                Secretary (1986 to present),
                                                       Legal and Public Affairs Group
                                                       Manager (1989 to present), Legal Manager (1986 to
                                                       1989), UPS


                                                            Principal Occupation
                                                           and Employment During
         Name and Address                  Age           At Least the Last Five Years
         ----------------                  ---         ------------------------------
 Kent C. Nelson                            56          Director (1983 to present), Chairman and Chief
 Chairman of the Board                                 Executive
 and Director (Chief                                   Officer (1989 to present),
 Executive Officer)                                    Vice Chairman (1989), Executive Vice President (1986
                                                       to 1989), UPS

 Richard O. Oehme                          54          Senior Vice President (1990
 Senior Vice President                                 to present), Air Region
                                                       Manager (1985 to present), UPS

 Charles L. Schaffer                       48          Director (1992 to present), Senior Vice President
 Senior Vice President and Director                    and Engineering Group Manager (1990 to present), Plant
                                                       Engineering Manager (1989 to 1990), Strategic
                                                       Planning Staff (1988 to 1989), District Manager
                                                       (1987 to 1988), UPS

 Edward L. Schroeder                       52          Senior Vice President (1993 to present),
 Senior Vice President                                 International Operations Coordinator (1993 to
                                                       present), Region Manager (1988 to 1993), District
                                                       Manager (1986 to 1988), UPS

 Calvin E. Tyler, Jr.                      51          Director (1991 to present), Senior Vice President
 Senior Vice President and Director                    (1988 to present), U.S.A. Operations Manager (1991
                                                       to present), Human Resources Manager (1988 to 1991),
                                                       Region Manager (1985 to 1988), UPS

 Clinton L. Yard                           54          Senior Vice President (1992 to present), National
 Senior Vice President                                 Operations Manager (1992 to present), Region Manager
                                                       (1988 to 1992), District Manager (1982 to 1988), UPS

                 Each officer of UPS has been elected to serve until the next organizational meeting of the directors of UPS following the annual meeting of shareowners of UPS.

Item 2.  Properties.

                 Operating Facilities

                 During 1991, UPS moved its corporate office to Atlanta, Georgia. UPS is currently leasing portions of several office buildings and is occupying a portion of an owned office building. Completion of its new headquarters, which has an anticipated cost of $103 million, is scheduled to occur in 1994.

                 Among UPS's principal operating facilities are those located in New York City, Uniondale (New York), Houston, Denver, Los Angeles, Chicago, Addison (Illinois), San Francisco, Minneapolis, Chelmsford (Massachusetts) and New Stanton (Pennsylvania). These operating facilities, having floor spaces which range from 300,000 to 1,000,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. UPS is constructing a large hub facility near Chicago, Illinois. This facility, which will have floor space of approximately 1,900,000 square feet, is scheduled to commence operations in 1995. The estimated cost of this facility is $272 million.

                 UPS also owns approximately 700 and leases approximately 1,000 other operating facilities throughout the territories it serves. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for sorting and transfer and delivery of packages. The larger of these facilities have additional facilities for servicing UPS vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages.

                 UPS's aircraft are operated in a hub and spokes pattern in the United States. UPS's principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Philadelphia, Pennsylvania and Ontario, California. These hubs house facilities for sorting, transfer and delivery of packages. The Louisville hub handles the largest volume of packages for air delivery in the United States. The Louisville hub site also contains UPS's administrative offices for its airline operation, and its flight training school. UPS also is constructing a regional air hub in Dallas, Texas, which is scheduled for completion in 1994 at an anticipated cost of $35 million and has plans to construct a regional air hub in Rockford, Illinois. UPS's European air hub is located in Cologne, Germany.

                 UPS's computer operations have been consolidated in a 400,000 square foot facility located on a 39 acre site in Mahwah, New Jersey. The construction of a 20,000-27,000 square foot addition of the facility is planned to commence in 1994. The addition will accommodate further expansions of up to 54,000 square feet. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and opera-tions facility. UPS has also begun construction of a 165,000 square foot facility located on a 25 acre site in the Atlanta, Georgia area, which will serve as a backup to the main facility in New Jersey. The new facility, to be completed in 1995, will provide backup capacity in case a power outage or other disaster incapacitates the main data center, and it will also help meet future communication needs.


                 Aircraft

                 UPS operates a fleet of 458 aircraft. UPS's fleet at December 31, 1993 consisted of the following aircraft:

                                                            Number                  Number
         Description                                        Owned                   Leased
         -----------                                        ------                  ------

    McDonnell Douglas DC-8-71                                23                        -
    McDonnell Douglas DC-8-73                                26                        -
    Boeing 747-100                                            5                        7
    Boeing 757-200                                           20                       15
    Boeing 727-100                                           40                        4
    Boeing 727-200                                            8                        -
    Fairchild SA227-AT                                       11                        -
    Other                                                     -                      299
                                                            ---                      ---

    Total                                                   133                      325


                 An inventory of spare engines and parts is maintained for each aircraft. UPS is currently carrying out a retrofit program to refurbish more than 90 of its aircraft with state-of-the-art avionics equipment and a common cabin configuration. All of UPS's DC-8-71's, DC-8-73's, 747-100's and 757-200's meet Stage III federal noise standards. UPS is also replacing the three engines on each of the 727-100 aircraft with new, quieter engines to enable them to meet Stage III federal noise standards and to increase its ability to send the 727 aircraft to airports where local noise curfews prevent some aircraft from landing. UPS will perform modifications to existing engines to enable its eight 727-200 aircraft to achieve Stage III compliance. The current noise regulations do not impact the valuation of these aircraft as their depreciable lives all end before the final phase-in date for Stage III compliance in 1999. All other aircraft operated by UPS are not subject to Stage III noise regulations.

                 During 1993, UPS ordered 30 new Boeing 767 freight aircraft with options to buy 30 more. Delivery of the first 767 is scheduled for 1995. UPS exercised its option under an agreement with The Boeing Corporation to purchase 15 757-200PF aircraft. The final airplanes under this agreement were delivered during 1993. UPS also entered into agreements with Boeing for the purchase of 31 additional 757-200PF aircraft, for delivery between 1994 and 1998. UPS has an option for additional aircraft, if required, for delivery between 1998 and 2001.


                 Vehicles

                 UPS owns and operates a fleet of approximately 132,000 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including 1,540 temperature-controlled trailers owned by Martrac and 5,272 vehicles owned by UPS Truck Leasing, Inc. During 1993, approximately 4,000 package cars, tractors and trailers were purchased and approximately 3,000 older vehicles were retired.


Item 3.  Legal Proceedings.

                 While UPS is routinely involved in litigation relating to the conduct of its business, there are no pending legal proceedings which, individually or in the aggregate, are material to the business of UPS. UPS was subject to a tax audit by the United States Internal Revenue Service for the 1984 tax year. Information regarding the tax audit is incorporated herein by reference from Note 4 to the Consolidated Financial Statements filed herewith.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                    PART II


Item 5.  Market for the Registrant's Common Equity And
         Related Stockholder Matters.

                 UPS is authorized to issue 900,000,000 shares of common stock, par value $.10 per share, of which 580,000,000 shares were issued and outstanding (including those shares held by UPS for distribution in connection with its stock plans) as of February 28, 1994. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock have been issued or are outstanding.

                 Each share of UPS Common Stock is entitled to one vote in the election of directors and other matters, except that, generally, any shareowner, or shareowners acting as a group, who beneficially own more than 10 percent of the voting stock are entitled to only one one-hundredth of a vote with respect to each vote in excess of 10 percent of the voting power of the then outstanding shares of voting stock. Holders have no preemptive or other right to subscribe to additional shares. In the event of liquidation or dissolution, they are entitled to share ratably in the assets available after payment of all obligations. The shares are not redeemable by UPS except through UPS's exercise of the preferential right of purchase mentioned below and, in the case of stock subject to the UPS Managers Stock Trust, UPS's right of purchase in the circumstances described herein.

                 Shareowners are entitled to such dividends as are declared by the Board of Directors. The policy of the UPS Board is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including UPS's earnings, general business conditions and capital requirements.

                 UPS Common Stock is not listed on a national securities exchange or traded in the organized over-the-counter market. The UPS Certificate of Incorporation provides that no outstanding shares of UPS capital stock entitled to vote generally in the election of directors may be transferred to any other person, except by bona fide gift or inheritance, unless the shares shall have first been offered, by written notice, for sale to UPS at the same price and on the same terms upon which they are to be offered to the proposed transferee.

                 UPS has the right, within 30 days after receipt of the notice, to purchase all or a part of the shares at the price and on the terms offered. If it fails to exercise or waives the right, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares which UPS elected not to purchase, for the price and on the terms described in the offer. All transferees of shares hold their shares subject to the same restriction. Shares previously offered but not transferred within the 20 day period remain subject to the initial restrictions. Shares may be pledged or otherwise used for security purposes, but no transfer may be made upon a foreclosure of the pledge until the shares have been offered to UPS at the price and on the terms and conditions bid by the purchaser at the foreclosure.

                 UPS, from time to time, has waived its right of first refusal to purchase its shares in order to permit managers and supervisors to purchase shares at the same price as UPS was willing to pay. The grant of waivers in these cases has been effected after considering the needs of UPS for purposes of the UPS Managers Incentive Plan and UPS's 1986 and 1991 Stock Option Plans ("Plans") and other corporate purposes and has been subject to those needs. Persons who purchase shares in this manner are required to deposit them in the UPS Managers Stock Trust.

                 UPS notifies its shareowners periodically of its willingness to purchase shares at specified prices determined by the Board of Directors, in the event that shareowners wish to sell their shares. During 1993, UPS purchased 28,035,837 shares at an aggregate purchase price of approximately $535 million.

                 In determining the prices, the Board considers a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS Common Stock to debt of UPS, other factors affecting the business and outlook of UPS and general economic conditions, as well as opinions furnished from time to time by a bank and by two firms of investment counselors, each acting independently, as to the value of UPS shares. The Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and of publicly held companies, but its decisions have been based primarily on the judgment of the Board of Directors as to the long-range prospects of UPS rather than what the Board considers to be the short-term trends relating to UPS or the values of securities generally. Thus, for example, the Board has not given substantial weight to short-term variations in average price-earnings ratios of publicly traded securities which at times have been considerably higher, and at other times, considerably lower, than those for UPS's securities. However, the Board's decision as to prices does take into account factors affecting generally the market prices of publicly traded securities, and prolonged changes in those prices could have an effect on the prices offered by UPS.

                 One factor in determining the prices at which securities trade in the organized markets is that of supply and demand. When demand is high in relation to the shares which investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to the shares being sold. To date, the UPS Board of Directors has not given significant weight to considerations of supply and demand in determining the price to be paid by UPS for its shares. UPS has had a need for many of its shares for purposes of awards under the Plans, and eligible managers and supervisors have purchased many other available shares. When the number of shares acquired by UPS exceeds the number needed for these purposes within a reasonable period, the excess shares are treated as authorized and unissued shares by UPS. During 1993, UPS determined that it had acquired its Common Stock in excess of the amount required to fund its Plan obligations. Accordingly, UPS constructively retired 15 million of those excess shares on June 30, 1993 which reduced "Common Stock Held for Stock Plans" and "Shareowners' Equity" by $276 million.

                 UPS intends to continue its policy of purchasing a limited number of shares when offered by shareowners. However, there can be no assurance of continuation of that policy. The feasibility of purchases by UPS and the prices at which shares may be purchased are both subject to the continued maintenance by UPS of satisfactory earnings and financial condition. Hence, both the salability of UPS shares and the prices at which they may be sold would be adversely affected by a continuous decline of UPS's earnings or by unfavorable changes in its financial position and might be adversely affected by decisions of shareowners to sell substantially more shares than the Board considers necessary for the ultimate purpose of making awards under the Plans.

                 The prices at which UPS has published notices of its willingness to purchase shares of Common Stock since January 1992 have been as follows:


               Dates                             Price
               -----                             -----
               1992
               ----

       January 1 to February 20                  $16.00
       February 21 to May 21                     $16.50
       May 22 to August 26                       $17.25
       August 27 to November 19                  $18.00
       November 20 to February 18, 1993          $18.50

               1993
               ----

       February 19 to May 19                     $18.75
       May 20 to August 18                       $19.25
       August 19 to November 17                  $19.75
       November 18 to February 16, 1994          $20.75



                 On February 17, 1994, UPS expressed its willingness to purchase shares at $21.25 per share, which is still the price at the date of this report.

                 In February 1994, UPS distributed an aggregate of 6,325,902 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 28,096 employees at a managerial or supervisory level. In February 1993, it distributed an aggregate of 7,214,509 shares of UPS Common Stock under that Plan to a total of 26,596 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus, dated February 1, 1994, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act").
However, the shares awarded were registered under the 1933 Act to permit resales of the shares consistent with the interpretations of the Securities and Exchange Commission under Rule 144 adopted under the 1933 Act.

                 During 1993, 1,167,638 shares of UPS Common Stock were distributed to 1,228 employees upon the exercise of stock options granted to them by UPS under the 1986 Stock Option Plan. In addition, a total of 3,642,972 shares of UPS Common Stock were sold, pursuant to a stock offering by UPS, to 15,028 UPS managers and supervisors. The offering has been previously described in the UPS Registration Statement on Form S-3 (No. 33-5582), which became effective in the summer of 1986. The shares issued upon exercise of the options and the shares purchased pursuant to the offering are subject to the UPS Managers Stock Trust.

                 Shares of UPS Common Stock issued to employees under the Plans and most other shares of UPS Common Stock owned by UPS employees are held subject to the UPS Managers Stock Trust (the "Trust"). First Fidelity Bank ("Fidelity") serves as trustee under the Trust. The Trust agreement gives UPS the right to purchase the shares of UPS Common Stock of members deposited in the Trust at their fair market value, as defined, when the member retires, dies or ceases to be an employee of UPS, or when the member requests the withdrawal of shares from the Trust. Fair market value is defined as the fair market value of the shares at the time of the sale, or in the event of differences of opinion as to value, the average price per share of all shares of UPS sold during the 12 months preceding the sale involved. UPS becomes entitled to purchase shares of UPS Common Stock held under the Trust within 60 days of a request from the member to release the shares from the Trust and upon occurrence of the other enumerated events. The time during which UPS may purchase shares of UPS Common Stock following the cessation of employment varies from three years to thirteen years, depending upon the number of shares held by the employee and the date of the applicable trust agreement. In the event UPS fails to exercise its option within the prescribed periods, the employee would become entitled, upon request, to the delivery of the shares of UPS Common Stock free and clear of the Trust, unless the purchase period has been extended by agreement of UPS and the shareowner. UPS has consistently exercised its purchase rights.

                 Members of the Trust are entitled to the dividends on shares of UPS Common Stock held for their accounts (except that stock dividends are added to the shares held by the Trustee for the benefit of the individual members), to direct the Trustee as to how the shares held for their benefit are to be voted and to request proxies from the Trustee to vote shares held for their accounts.

                 In June 1993, UPS paid a cash dividend of $.25 a share, and in January 1994, $.25 a share. In June 1992, UPS paid a cash dividend of $.25 a share, and in December 1992, $.25 a share.

                 UPS intends to continue its policy of paying dividends to its shareowners. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Loan agreements, to which UPS is a party, limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000, (ii) 66-2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1993 UPS had approximately $695 million not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

                 Set forth below is the approximate number of record holders of equity securities of UPS as of February 28, 1994.

                                                               Number of
                 Title of Class                             Record Holders
                 --------------                             --------------

         Common Stock of UPS, $.10 par value                2,466

         Common Stock of UPS, $.10 par     value,          42,162(1)
         subject to UPS Managers Stock Trust





- ------------------------------------------------------------------------------

1. Refers to beneficial owners. The record holder of the shares of Common Stock subject to the Trust is Saul & Co., as nominee for First Fidelity Bank, N.A., Newark, New Jersey, as Trustee.

         Item 6.  Selected Financial Data.

Selected Income Statement Data:
(000's omitted, except for per share amounts)                        Year ended December 31,
                                             ---------------------------------------------------------------------------

                                                        1993            1992             1991            1990           1989
                                                        ----            ----             ----            ----           ----
Revenue............................             $ 17,782,353    $ 16,518,621     $ 15,019,830    $ 13,606,344   $ 12,357,918

Operating expenses.................              (16,324,681)    (15,240,837)     (13,768,574)    (12,554,167)   (11,142,648)

Interest income....................                   19,846          22,433           27,572          22,278         22,793

Interest expense...................                  (34,000)        (41,918)         (51,794)        (71,999)       (14,833)

Miscellaneous -- net...............                  (11,821)         10,996           (9,969)         (2,572)       (20,122)

Income taxes.......................                 (622,062)       (504,223)        (516,895)       (403,108)      (509,684)
                                                     -------         -------          -------         -------        -------

Income before cumulative
  effect of a change in
  accounting principle.............                  809,635         765,072          700,170         596,776        693,424

Cumulative effect of a change
  in the method of accounting
  for postretirement benefits
  other than pensions..............                    ---          (248,905)           ---             ---            ---
                                                     -------        ---------         -------         -------        -------

Net income.........................             $    809,635    $    516,167     $    700,170    $    596,776   $    693,424
                                                     =======         =======          =======         =======        =======

  % of revenue after cumulative
    effect of a change in
    accounting principle...........                      4.6             3.1              4.7             4.4            5.6
                                                     =======         =======          =======         =======        =======

Per share amounts (1):
  Income before cumulative effect
    of a change in accounting
    principle......................             $       1.40    $       1.29     $       1.14    $       0.95   $       1.07
  Cumulative effect of a change
    in the method of accounting
    for postretirement benefits
    other than pensions............                    ---             (0.42)             --              --             --
                                                     -------         --------           -----           -----          -----

  Net income per share.............             $       1.40    $       0.87     $       1.14    $       0.95   $       1.07
                                                     =======         =======          =======         =======        =======

Dividends paid per share...........             $       0.50    $       0.50     $       0.48    $       0.48   $       0.48
                                                     =======         =======          =======         =======        =======

Selected Balance Sheet Data:
(000's omitted)
                                                                                 December 31,
                                                                                 ------------

                                                        1993            1992             1991            1990           1989
                                                        ----            ----             ----            ----           ----
Working Capital....................             $      3,745    $     61,687     $    172,635    $     68,328   $    199,112
                                                       =====          ======          =======          ======        =======

Long-term debt.....................             $    852,266    $    862,378     $    830,634    $    854,687   $    848,036
                                                     =======         =======          =======         =======        =======

Total assets.......................             $  9,573,831    $  9,037,817     $  8,858,561    $  8,176,056   $  7,888,127
                                                   =========       =========        =========       =========      =========

- -----------------------------
(1) All per share amounts have been adjusted to reflect a 4-for-1 stock split effective September 6, 1991.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations


1993 Compared to 1992

                 Revenue increased $1.264 billion, or 7.7% during 1993 compared to 1992. For 1993, domestic revenue totaled $15.823 billion, an increase of $1.101 billion, or 7.5% over 1992, and international revenue totalled $1.960 billion, an increase of $163 million, or 9.1% over 1992. Domestic revenue increased as a result of favorable changes in rates and a shift toward higher yielding packages. Increases in published rates during the first quarter of 1993 ranged from 4.9% to 5.9% for domestic air shipments and averaged approximately 4.5% for domestic ground shipments. These increases offset a 0.6% decline in domestic volume during 1993. The increase in international revenue was attributable to higher volume, which was up 11.8%. However, the effect of the international volume increase on revenue was partially offset by a decrease in revenue per piece. This decrease resulted from competitive pressures and poor economic conditions in certain foreign markets along with currency exchange rate fluctuations with respect to the U.S. dollar and discounting in connection with efforts to build volume.

                 Operating expenses increased by $1.084 billion, or 7.1%. The increase was primarily the result of increases in average pay rates and employee benefits. In November 1993, UPS entered into a new, four-year labor agreement with the International Brotherhood of Teamsters ("Teamsters"). The new agreement resulted in hourly increases in wages and employee benefits for senior drivers of $2.25 and $1.80, respectively, over the four-year term. The agreement will result in similar increases in wages and employee benefits for the Company's other Teamsters employees. Terms of the agreement were effective August 1, 1993.

                 Operating profit for 1993 increased by $180 million, or 14.1%. This increase resulted primarily from higher revenue.

                 Income before income taxes and cumulative effect of a change in accounting principle ("pre-tax income") increased by $162 million, or 12.8%. Domestic pre-tax income amounted to $1.698 billion, an increase of $153 million, or 9.9% over 1992 as a result of higher operating profit. The international pre-tax loss decreased by $10 million, or 3.5% bringing the international pre- tax loss to $267 million for 1993. This change resulted from improved export operations and favorable swings in currency exchange rates offset by declines in foreign domestic operations.

                 The international pre-tax loss attributable to the foreign domestic operations increased by $71 million, or 68.2% primarily as a result of weak economic conditions and tough competition. The pre-tax loss associated with export operations decreased by $81 million, or 47.1% as a result of increased volume and the achievement of greater cost efficiencies in the international network. Export volume increased by 36.1% and 35.7% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

                 The provision for income taxes increased by approximately $118 million, or 23.4%. This increase is a result of higher pre-tax income as well as an increase in the U.S. federal income tax rate, as described more fully in
Note 7 to the Consolidated Financial Statements.

                 Income before cumulative effect of a change in accounting principle increased by $45 million, or 5.8%. This increase resulted from the increase in pre-tax income, partially offset by the increase in the U.S. federal income tax rate.


1992 Compared to 1991

                 Revenue increased by $1.5 billion, or 10.0%, with $1.03 billion coming from increased domestic revenue and $472 million coming from increased international revenue. Increased domestic revenue resulted primarily from favorable changes in volume, rates and product mix. Domestic delivery volume increased 1.0%, while increases in published rates during the first quarter of 1992 ranged from 2.6% to 4.9% for domestic air shipments and averaged approximately 5.0% for domestic ground shipments. International revenue increased primarily from higher volume which was up 21.4% as a result of the Company's efforts to expand its international operations.

                 Operating expenses increased by $1.47 billion, or 10.7%. The increase is primarily due to the additional delivery volume along with increases in average pay rates and employee benefits. As discussed in a following section titled "Changes in Accounting Methods" as well as Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106 during 1992. In addition to the one-time cumulative effect discussed below, 1992 operating expenses were charged an additional $65 million as a result of adoption.

                 Operating profit for the period increased by $27 million, or 2.1%. This resulted primarily from the increase in domestic revenues, partially offset by increased losses in international operations.

                 Income before income taxes and cumulative effect of a change in accounting principle ("pre-tax income") increased $52 million, or 4.3%. Domestic pre-tax income was up $75 million over the prior year as a result of higher operating profit. This increase was offset by an increase in the international pre-tax loss of $23 million. Although the international loss trend in total is negative, the operating margin (defined here as operating expenses plus other income and expense, net, as a percent of revenue) improved to 115.4% in 1992 from 119.1% in 1991.

                 Income before cumulative effect of a change in accounting principle increased by $65 million, or 9.3%. The increase resulted primarily from higher operating profit and a decrease in the effective income tax rate.

                 The cumulative effect of a change in the method of accounting for postretirement benefits other than pensions is discussed in a following section titled "Changes in Accounting Methods" as well as Note 5 to the Consolidated Financial Statements.


Liquidity and Capital Resources

                 UPS believes that its internally generated funds, revolving credit facility and commercial paper program (discussed below) will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures of $1.8 billion for land, buildings, equipment and aircraft in 1994, as well as commitments for aircraft purchases through 2002. Additionally, UPS sold a long-term investment property for $45.6 million cash in January 1994.

                 During the fourth quarter of 1993, UPS established a commercial paper program under which it may borrow up to $500 million on a short-term, unsecured basis at favorable rates. No amounts had been borrowed under this program as of December 31, 1993.

                 An agent for the United States Internal Revenue Service ("IRS") has asserted in a report that UPS is liable for additional tax and possible penalties for the 1984 tax year. The assertion is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The adjustments sought by the agent relating to package insurance are based on a number of inconsistent theories and range from $7.9 million of tax to $45.5 million of tax and estimated penalties.

                 Management believes that the IRS positions are without merit and the eventual resolution of this matter will not have a material impact on the Company. No assessment has been made by the IRS with respect to 1984, and the Company is pursuing a protest before the IRS's Appeals Division against the imposition of any additional tax liability. The matter is awaiting a hearing before the IRS Appeals Division. The IRS has not proposed assessments for years subsequent to 1984, although the IRS may take positions similar to those in the report described above for periods after 1984.


Changes in Accounting Methods

                 Effective January 1, 1992, UPS adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires accrual of postretirement benefits, which include health care benefits, during the years an employee provides service. Additional information regarding this change in accounting method is included in Note 5 to the Consolidated Financial Statements.

                 Effective January 1, 1993, UPS adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This statement prescribes an asset and liability approach for accounting for income taxes.
FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

                 Prior to January 1, 1993, and since 1987, UPS accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("FAS 96").

                 The adoption of FAS 109 had no effect on net income for the year ended December 31, 1993. The adoption of FAS 109 did, however, affect the classification of deferred tax amounts on the balance sheet. As a result of these classification changes, the deferred tax asset at December 31, 1992 of $45 million has been offset against deferred tax liabilities. Additionally, $75 million of the net deferred tax liability of $1.471 billion has been segregated as a current liability at December 31, 1993. The change had no impact on liquidity or cash flow.


Future Accounting Changes

                 In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards

No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize an obligation for certain postemployment benefits when certain conditions are met. Management does not anticipate that adoption of this standard will have a material effect on net income or shareowners' equity. The statement must be adopted by 1994, with earlier application encouraged. UPS will adopt the statement during 1994.

                 In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard will be adopted by UPS during the first quarter of 1994. The majority of the Company's investments which are within the purview of this standard are short-term cash equivalents. Because the Company has the intent and ability to hold these investments until maturity, Management does not expect adoption of this standard to have a material effect on net income or shareowners' equity.


Item 8.  Financial Statements and Supplementary Data.

Financial Statements

                 The Financial Statements of UPS are filed together with this
Report: see Index to Financial Statements, page F-1, which is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

                 Not applicable.


                                    PART III


Item 10.         Directors and Executive Officers of the Registrant.

                 Information regarding the Directors of UPS presented under the captions "Stock Ownership" and "Compliance with Section 16(a) of the Securities Exchange Act" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1994, which will be filed with the Securities and Exchange Commission (the "SEC") by April 12, 1994, is incorporated herein by reference.

                 Information concerning UPS's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.         Executive Compensation.

                 Information in answer to this Item 11 is presented under the caption "Compensation of Directors and Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1994, which will be filed with the SEC by April 12, 1994, is incorporated herein by reference.


Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 Information in answer to this Item 12 is presented under the caption "Stock Ownership" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1994, which will be filed with the SEC by April 12, 1994, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

                 Information in answer to this Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1994, which will be filed with the SEC by April 12, 1994, is incorporated herein by reference.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                 (a)      1.  Financial Statements.
                              - See Index to Financial Statements and Financial
Statement Schedules at page F-1, which is incorporated herein by reference.

                          2.  Financial Statement Schedules.
                              - See Index to Financial Statements and Financial
Statement Schedules at page F-1, which is incorporated herein by reference.

                          3.  List of Exhibits.
                              - See Exhibit Index at page E-1, which is
incorporated herein by reference.

                 (b)  Reports on Form 8-K.
                      - No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                 (c)  Exhibits required by Item 601 of Regulation S-K.
                      - See Exhibit Index at page E-1, which is incorporated herein by reference.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service of America, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                  (Registrant)


Date:  March 23, 1994     By: /s/ Kent C. Nelson
                              -------------------
                              Kent C. Nelson
                              Chairman of the Board


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                             Date
- ---------                                  -----                             ----

/s/ John W. Alden                 Senior Vice President                      March 23, 1994
- -----------------------           and Director
John W. Alden


/s/ William H. Brown, III         Director                                   March 23, 1994
- -------------------------
William H. Brown, III


/s/ Edwin A. Jacoby               Senior Vice President                      March 23, 1994
- -----------------------           and Treasurer (Chief
Edwin A. Jacoby                   Financial and Accounting
                                  Officer) and Director


- -----------------------           Director                                   --------, 1994
Carl Kaysen


/s/ John J. Kelley                Senior Vice President                      March 23, 1994
- -----------------------           and Director
John J. Kelley


/s/ James P. Kelly                Executive Vice President                   March 23, 1994
- -----------------------           and Director
James P. Kelly

- -----------------------           Senior Vice President                       -------, 1994
Donald W. Layden                  and Director


- -----------------------           Director                                    -------, 1994
Gary E. MacDougal


/s/ Joseph R. Moderow             Senior Vice President,                     March 23, 1994
- -----------------------           Secretary and Director
Joseph R. Moderow

/s/ Kent C. Nelson                Chairman of the Board                      March 23, 1994
- -----------------------
Kent C. Nelson                    and Director (Chief
                                  Executive Officer)


- -----------------------           Director                                   --------, 1994
Paul Oberkotter


- -----------------------           Director                                   --------, 1994
Victor A. Pelson


- -----------------------           Director                                   --------, 1994
John W. Rogers


/s/ Charles L. Schaffer           Senior Vice President                      March 23, 1994
- ------------------------
Charles L. Schaffer               and Director


- -----------------------           Director                                   --------, 1994
Robert M. Teeter


/s/ Calvin E. Tyler, Jr.          Senior Vice President                      March 23, 1994
- ------------------------
Calvin E. Tyler, Jr.              and Director

- ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                            _______________________


                                    EXHIBITS

                                       TO

                                   FORM 10-K



                                 ANNUAL REPORT



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                            _______________________





                             UNITED PARCEL SERVICE
                                OF AMERICA, INC.



- ------------------------------------------------------------------------------

                                 EXHIBIT INDEX


(3)      Articles of Incorporation and By-laws.

         (a)     Restated Certif-                           Incorporated by Reference to
                 icate of Incorpo-                          Exhibit 4(iv) to Form S-8
                 ration of UPS.                             Registration Statement
                                                            (No. 33-19622).

         (b)     By-laws of UPS as                          Incorporated by Reference
                 amended through                            to Exhibit 3(b) to 1991
                 February 21, 1992.                         Annual Report on Form 10-K.

(4)      Instruments defining the
         rights of security holders,
         including indentures.

         (a)     Specimen Certif-                           Incorporated by Reference to
                 icate of Capital                           Exhibit 3(a) to Form 10, as
                 Stock of UPS.                              filed April 29, 1970.

         (b)     UPS Managers Stock                         Incorporated by Reference to
                 Trust Agreement.                           Exhibit 2 to Registration
                                                            Statement No. 2-46382.

         (c)     Specimen Certificate                       Incorporated by Reference to
                 of 8 3/8% Debentures                       Exhibit 4(c) to Registration
                 due April 1, 2020.                         Statement No. 33-32481.

         (d)     Indenture relating to                      Incorporated by Reference to
                 8 3/8% Debentures                          Exhibit 4(c) to Registration
                 due April 1, 2020.                         Statement No. 33-32481.

(10)     Material Contracts.

         (a)     UPS Thrift Plan, as
                 Amended and Restated
                 January 1, 1976, in-
                 cluding Amendments
                 Nos. 1 and 2.

                 (1)      Amendment                         Incorporated by Reference to
                          No. 3 to the                      Exhibit 20(b) to 1980 Annual
                          UPS Thrift Plan.                  Report on Form 10-K.

                 (2)      Amendment                         Incorporated by Reference to
                          No. 4 to the                      Exhibit 20(b) to 1981 Annual
                          UPS Thrift Plan.                  Report on Form 10-K.


                 (3)      Amendment                         Incorporated by Reference to
                          No. 5 to the                      Exhibit 19(b) to 1983 Annual
                          UPS Thrift Plan.                  Report on Form 10-K.

                 (4)      Amendment                         Incorporated by Reference to
                          No. 6 to the                      Exhibit 10(a)(4) to 1985
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (5)      Amendment                         Incorporated by Reference to
                          No. 7 to the                      Exhibit 10(a)(5) to 1985
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (6)      Amendment                         Incorporated by Reference to
                          No. 8 to the                      Exhibit 10(a)(6) to 1987
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (7)      Amendment                         Incorporated by Reference to
                          No. 9 to the                      Exhibit 10(a)(7) to 1987
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (8)      Amendment                         Incorporated by Reference to
                          No. 10 to the                     Exhibit 10(a)(8) to 1990
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (9)      Amendment                         Incorporated by Reference to
                          No. 11 to the                     Exhibit 10(a)(9) to 1991
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (10)     Amendment                         Incorporated by Reference to
                          No. 12 to the                     Exhibit 10(a)(10) to 1991
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (11)     Amendment                         Incorporated by Reference to
                          No. 13 to the                     Exhibit 10(a)(11) to 1991
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (12)     Amendment                         Incorporated by Reference to
                          No. 14 to the                     Exhibit 10(a)(12) to 1991
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (13)     Amendment                         Incorporated by Reference to
                          No. 15 to the                     Exhibit 10(a)(13) to 1992
                          UPS Thrift Plan.                  Annual Report on Form 10-K.

                 (14)     Amendment No. 16                  Filed herewith.
                          to the UPS Thrift
                          Plan

                 (15)     Amendment                         Filed herewith.
                          No. 17 to the UPS
                          Thrift Plan

         (b)     UPS Retirement Plan                        Incorporated by Reference to
                 (including amend-                          Exhibit 9 to 1979 Annual
                 ments 1 through 4).                        Report on Form 10-K.

                 (1)      Amendment No. 5                   Incorporated by Reference to
                          to the UPS Re-                    Exhibit 20(a) to 1980 Annual
                          tirement Plan.                    Report on Form 10-K.


                 (2)      Amendment No. 6                   Incorporated by Reference to
                          to the UPS Re-                    Exhibit 19(a) to 1983 Annual
                          tirement Plan.                    Report on Form 10-K.

                 (3)      Amendment No. 7                   Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(3) to 1984
                          tirement Plan.                    Annual Report on Form 10-K.

                 (4)      Amendment No. 8                   Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(4) to 1985
                          tirement Plan.                    Annual Report on Form 10-K.

                 (5)      Amendment No. 9                   Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(5) to 1986
                          tirement Plan.                    Annual Report on Form 10-K.

                 (6)      Amendment No. 10                  Incorporated by Reference to
                          to the UPS Re-                    Exhibit 19(a) to 1988 Annual
                          tirement Plan.                    Report on Form 10-K.

                 (7)      Amendment No. 11                  Incorporated by Reference to
                          to the UPS Re-                    Exhibit 19(b) to 1988 Annual
                          tirement Plan.                    Report on Form 10-K.

                 (8)      Amendment No. 12                  Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(8) to 1989
                          tirement Plan.                    Annual Report on Form 10-K.

                 (9)      Amendment No. 13                  Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(9) to 1989
                          tirement Plan.                    Annual Report on Form 10-K.

                 (10)     Amendment No. 14                  Incorporated by Reference to
                          to the UPS Re-                    Exhibit 10(b)(10) to 1990
                          tirement Plan.                    Annual Report on Form 10-K.

                 (11)     Amendment No. 15                  Incorporated by Reference
                          to the UPS Re-                    to Exhibit 10(b)(11) to
                          tirement Plan.                    1992 Annual Report on
                                                            Form 10-K.

         (c)     UPS Managers                               Incorporated by Reference to
                 Incentive Plan                             definitive Proxy Statement
                 (as amended).                              for 1992 Special Meeting of
                                                            Shareowners.

         (d)     1986 UPS Stock Option                      Incorporated by Reference to
                 Plan, as amended                           Exhibit 4(iv) to Form S-8
                 through March 5, 1987.                     Registration Statement
                                                            (No. 33-12576).

                 (1)      Amendment to UPS                  Incorporated by Reference to
                          1986 Stock Option                 Exhibit 10(e)(1) to 1987
                          Plan adopted                      Annual Report on Form 10-K.
                          November 30, 1987.

                 (2)      Amendment to UPS                  Incorporated by Reference
                          1986 Stock Option                 Exhibit 10(e)(2) to 1992
                          Plan adopted                      Annual Report on Form
                          October 30, 1992.                 10-K.

         (f)     Agreement and Plan of                      Incorporated by Reference
                 Reorganization, dated                      to Exhibit 1(a) to Amend-
                 December 4, 1979, by                       ment No. 1 to Form S-14,
                 and between United                         Registration No. 2-65859.
                 Parcel Service of
                 America, Inc. and
                 Parmac Corporation.

         (g)     Agreement and Plan of                      Incorporated by Reference
                 Reorganization, dated                      to Exhibit 1(b) to Amend-
                 December 4, 1979, by                       ment No. 1 to Form S-14,
                 and between United                         Registration No. 2-65859.
                 Parcel Service of
                 America, Inc. and
                 Nuparmac Corporation.

         (h)     Agreement and Plan of                      Incorporated by Reference
                 Reorganization, dated                      to Exhibit 1(c) to Amend-
                 December 4, 1979, by                       ment No. 1 to Form S-14,
                 and between United                         Registration No. 2-65859.
                 Parcel Service of
                 America, Inc. and Parco
                 Managers Corporation.

         (i)     Indemnification Con-                       Incorporated by Reference to
                 tracts or Arrangements.                    Item 8 of Form 10, as filed
                                                            April 29, 1970.

         (j)     Agreement of Sale be-                      Incorporated by Reference to
                 tween Delaware County                      Exhibit 10(m) to 1985 Annual
                 Industrial Development                     Report on Form 10-K.
                 Authority and Penallen
                 Corporation, dated as
                 of December 1, 1985;
                 Remarketing Agreement,
                 dated as of December 1,
                 1985, among United Parcel
                 Service of America, Inc.,
                 Penallen Corporation and
                 Salomon Brothers Inc.;
                 Guarantee Agreement,
                 dated as of December 1,


                 1985, between United Par-
                 cel Service of America,
                 Inc. and Irving Trust
                 Company; Guarantee by
                 United Parcel Service
                 of America, Inc. to Dela-
                 ware County Industrial
                 Development Authority,
                 dated as of December 1,
                 1985.

         (k)     Participation Agree-                       Incorporated by Reference to
                 ment, dated November 17,                   Exhibit 10(k) to 1989 Annual
                 1986, among United                         Report on Form 10-K.
                 Parcel Service Co.
                 ("UPS Co."), Bankers
                 Trust Company, as Trustee
                 under a Master Trust
                 Agreement for the bene-
                 fit of the participants
                 and the beneficiaries of
                 the UPS Thrift Plan and
                 the UPS Retirement Plan,
                 Overseas Partners Ltd.,
                 Wilmington Trust Company
                 and The Connecticut
                 National Bank ("Owner
                 Trustee").

         (l)     Aircraft Purchase                          Incorporated by Reference to
                 Agreement, dated                           Exhibit 10(l) to 1989 Annual
                 November 5, 1986,                          Report on Form 10-K.
                 between UPS Co. and
                 the Owner Trustee.

         (m)     Lease Agreement,                           Incorporated by Reference to
                 dated November 17,                         Exhibit 10(m) to 1989 Annual
                 1986, between UPS                          Report on Form 10-K.
                 Co. and the Owner
                 Trustee

         (n)     Guarantee Agree-                           Incorporated by Reference to
                 ment between United                        Exhibit 10(n) to 1989 Annual
                 Parcel Service of                          Report on Form 10-K.
                 America, Inc., as
                 Guarantor and the
                 Owner Trustee.


         (o)     Receivables Purchase                       Incorporated by Reference to
                 and Sale Agreement,                        Exhibit 10(l) to 1987 Annual
                 dated as of Novem-                         Report on Form 10-K.
                 ber 24, 1987, among
                 United Parcel Service,
                 Inc., an Ohio corpora-
                 tion, United Parcel
                 Service, Inc., a New
                 York corporation,
                 United Parcel Service
                 of America, Inc., Coop-
                 erative Receivables
                 Corporation and Citicorp
                 North America, Inc.

         (p)     Receivables Purchase                       Incorporated by Reference to
                 and Sale Agreement,                        Exhibit 10(m) to 1987 Annual
                 dated as of November 24,                   Report on Form 10-K.
                 1987, among United
                 Parcel Service, Inc.,
                 an Ohio corporation,
                 United Parcel Service,
                 Inc., a New York cor-
                 poration, United Parcel
                 Service of America,
                 Inc., Citibank, N.A.,
                 and Citicorp North
                 America, Inc.

         (q)     Membership Agreement,                      Incorporated by Reference to
                 dated as of November 24,                   Exhibit 10(n) to 1987 Annual
                 1987, by and between                       on Form 10-K.
                 Cooperative Receivables
                 Corporation and United
                 Parcel Service of
                 America, Inc.

         (r)     Amended and Restated                       Incorporated by Reference to
                 Facility Lease Agree-                      Exhibit 10(r) to 1990 Annual
                 ment, dated as of                          Report on Form 10-K.
                 November 6, 1990,
                 among Overseas Part-
                 ners Leasing, Inc.,
                 United Parcel Service
                 General Services Co.
                 and United Parcel
                 Service of America,
                 Inc.


         (s)     Amended and Restated                       Incorporated by Reference to
                 Aircraft Lease Agree-                      Exhibit 10(s) to 1990 Annual
                 ment, dated as of                          Report on Form 10-K.
                 November 6, 1990,
                 among Overseas Part-
                 ners Leasing, Inc.,
                 United Parcel Service
                 Co. and United Parcel
                 Service of America, Inc.

         (t)     Agreement of Sale,                         Incorporated by Reference to
                 dated as of December 28,                   Exhibit 10(t) to 1989 Annual
                 1989, between Edison                       Report on Form 10-K.
                 Corporation and Over-
                 seas Partners Leasing,
                 Inc.

         (u)     Assignment and Assump-                     Incorporated by Reference to
                 tion Agreement, dated                      Exhibit 10(u) to 1989 Annual
                 as of December 28, 1989,                   Report on Form 10-K.
                 between and among Edison
                 Corporation, Overseas
                 Partners Leasing, Inc.,
                 McBride Enterprises, Inc.
                 and Ramapo Ridge-McBride
                 Office Park.

         (v)     UPS Deferred Compensation                  Incorporated by Reference to
                 Plan for Non-Employee                      Exhibit 10(v) to 1990 Annual
                 Directors                                  Report on Form 10-K.

         (w)     UPS Retirement Plan for                    Incorporated by Reference to
                 Outside Directors                          Exhibit 10(w) to 1990 Annual
                                                            Report on Form 10-K.

         (x)     UPS Savings Plan, as                       Incorporated by Reference to
                 Amended and Restated,                      Exhibit 10(x) to 1990 Annual
                 including Amendments                       Report on Form 10-K.
                 No. 1-5.

                 (1)      Amendment No. 6 to                Incorporated by Reference to
                          the UPS Savings Plan              Exhibit 10(x)(1) to 1990
                                                            Annual Report on Form 10-K.

                 (2)      Amendment No. 7 to                Incorporated by Reference to
                          the UPS Savings Plan              Exhibit 10(x)(2) to 1991
                                                            Annual Report on Form 10-K.

                 (3)      Amendment No. 8 to                Incorporated by Reference
                          the UPS Savings Plan              to Exhibit 10(x)(3) to
                                                            1992 Annual Report on
                                                            Form 10-K.

                 (4)      Amendment No. 9 to                Incorporated by Reference
                          the UPS Savings Plan              to Exhibit 10(x)(4) to 1992
                                                            Annual Report on Form 10-K.

                 (5)      Amendment No. 10 to               Incorporated by Reference
                          the UPS Savings Plan              to Exhibit 10(x)(5) to 1992
                                                            Annual Report on Form 10-K.

         (y)     Competitive Advance and                    Incorporated by Reference to
                 Revolving Credit Facility                  Exhibit 10(y) to 1990 Annual
                 Agreement, dated as of                     Report on Form 10-K.
                 May 7, 1990 among UPS,
                 named banks and Chemical
                 Bank, as Agent.

                 (1)      Letter, dated Nov-                Incorporated by Reference to
                          ember 13, 1990 re-                Exhibit 10(y)(1) to 1990
                          ducing commitment                 Annual Report on Form 10-K.
                          under Competitive
                          Advance and
                          Revolving Credit
                          Facility Agreement.

         (z)     UPS 1991 Stock Option                      Incorporated by Reference to
                 Plan (Amended and                          Exhibit 10(z) to 1991 Annual.
                 Restated as of                             Report on Form 10-K.
                 February 20, 1992).

         (aa)    UPS Coordinating Benefit                   Incorporated by Reference to
                 Plan.                                      Exhibit 10(aa) to 1991
                                                            Annual Report on Form 10-K.

                 (1)      Amendment No. 1 to                Incorporated by Reference
                          UPS Coordinating                  to Exhibit 10(aa)(1) to
                          Benefit Plan.                     1992 Annual Report on
                                                            Form 10-K.

                 (2)      Amendment No. 2 to                Incorporated by Reference
                          UPS Coordinating                  to Exhibit 10(aa)(2) to
                          Benefit Plan.                     1992 Annual Report on
                                                            Form 10-K.


(21)     Subsidiaries of the                                Filed herewith as Exhibit
         Registrant.                                        21.

(23)     Consent of Deloitte & Touche.                      Filed herewith as Exhibit
                                                            23.



                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

           COMPRISING 8 AND 14(a)  (2) OF ANNUAL REPORT ON FORM 10-K

                     TO SECURITIES AND EXCHANGE COMMISSION

                      THREE YEARS ENDED DECEMBER 31, 1993

                                                                            F-1
                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES



ITEM 8 - FINANCIAL STATEMENTS                                          Page Number
- -----------------------------                                          -----------

Independent Auditors' Report                                                 F-2

Consolidated balance sheet
  - December 31, 1993 and 1992                                           F-3 and F-4

Statement of consolidated income
  - Years ended December 31, 1993, 1992 and 1991                             F-5

Statement of consolidated shareowners' equity
  - Years ended December 31, 1993, 1992 and 1991                             F-6

Statement of consolidated cash flows
  - Years ended December 31, 1993, 1992 and 1991                             F-7

Notes to consolidated financial statements                               F-8 to F-21


ITEMS 14(a)  (2) - FINANCIAL STATEMENT SCHEDULES
- ------------------------------------------------

Schedule V    - Property, plant and equipment                                F-22

Schedule VI   - Accumulated depreciation,
                depletion and amortization of
                property, plant and equipment                                F-23

Schedule VIII - Valuation and qualifying accounts
                and reserves                                                 F-24

Schedule IX   - Short-term borrowings                                        F-25

Schedule X    - Supplementary income statement
                information                                                  F-26

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
 United Parcel Service of America, Inc.
Atlanta, Georgia



We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and in 1992, as discussed in Note 5, changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.


DELOITTE & TOUCHE

Atlanta, Georgia
February 9, 1994

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1993 and 1992
                      (000's omitted except share amounts)



ASSETS
- ------
                                                       1993            1992
                                                       ----            ----
Current Assets:
   Cash and short-term investments                  $   280,960    $  133,398
   Accounts receivable                                1,159,612     1,092,379
   Materials, supplies and prepaid
         expenses                                       659,147       564,262
   Deferred income taxes                                    -          44,819
   Common stock held for stock plans                    283,112       333,089
                                                   ------------     ---------
Total Current Assets                                  2,382,831     2,167,947
                                                    -----------     ---------


Property, Plant and Equipment:
   Vehicles                                           2,661,407     2,583,753
   Aircraft                                           2,936,940     2,502,896
   Land                                                 617,381       609,693
   Buildings                                          1,257,963     1,224,442
   Leasehold improvements                             1,337,315     1,275,662
   Plant equipment                                    2,266,811     2,098,880
   Construction-in-progress                             391,171       212,135
                                                    -----------    ----------
                                                     11,468,988    10,507,461
   Less accumulated depreciation                      4,705,218     4,135,667
                                                    -----------    ----------
                                                      6,763,770     6,371,794
                                                    -----------    ----------

Other Assets                                            427,230       498,076
                                                    -----------    ----------

                                                    $ 9,573,831    $9,037,817
                                                    ===========    ==========





               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1993 and 1992
                      (000's omitted except share amounts)


LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
                                                      1993            1992
                                                      ----            ----
Current Liabilities:
   Accounts payable                                $  870,089     $  769,822
   Accrued wages and withholdings                     918,943        832,793
   Income taxes payable                                72,505         87,603
   Deferred income taxes                               74,545              -
   Other current liabilities                          443,004        416,042
                                                   ----------     ----------
Total Current Liabilities                           2,379,086      2,106,260
                                                   ----------     ----------

Long-Term Debt                                        852,266        862,378
                                                   ----------     ----------
Accumulated Postretirement Benefit
   Obligation, Net                                    518,726        468,663
                                                   ----------      ---------
Deferred Taxes, Credits and Other
   Liabilities                                      1,879,244      1,880,084
                                                   ----------     ----------


Shareowners' Equity:
   Preferred stock, no par value,
     authorized 200,000,000 shares,
     none issued                                            -              -
   Common stock, par value $.10 per
     share, authorized 900,000,000
     shares, issued 580,000,000 in
     1993 and 595,000,000 in 1992                      58,000         59,500
   Additional paid-in capital                         264,401        241,852
   Retained earnings                                3,644,047      3,394,289
   Cumulative foreign currency
     adjustments                                      (21,939)        24,791
                                                   ----------     ----------
                                                    3,944,509      3,720,432
                                                   ----------     ----------

                                                   $9,573,831     $9,037,817
                                                   ==========     ==========

   Shareowners' Equity Per Share                   $     6.80     $     6.25
                                                   ==========     ==========





               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                  Years Ended December 31, 1993, 1992 and 1991
                    (000's omitted except per share amounts)

                                      1993                    1992                      1991
                                      ----                    ----                      ----
  Revenue                          $17,782,353              $16,518,621              $15,019,830
  Operating Expenses:              -----------              -----------              -----------
    Wages and employees benefits    10,661,081                9,707,793                8,832,297
    Other                            5,663,600                5,533,044                4,936,277
                                   -----------              -----------              -----------
                                    16,324,681               15,240,837               13,768,574
                                   -----------              -----------              -----------
    Operating profit                 1,457,672                1,277,784                1,251,256
                                   -----------              -----------              -----------
  Other Income and (Expense):
    Interest income                     19,846                   22,433                   27,572
    Interest expense                   (34,000)                 (41,918)                 (51,794)
    Miscellaneous, net                 (11,821)                  10,996                   (9,969)
                                   -----------               -----------             -----------
                                       (25,975)                  (8,489)                 (34,191)
                                   -----------              -----------              -----------
  Income Before Income Taxes
    and Cumulative Effect of a
    Change in Accounting Principle   1,431,697                1,269,295                1,217,065

  Income Taxes                         622,062                  504,223                  516,895
                                   -----------              -----------              -----------
  Income Before Cumulative
     Effect of a Change in
     Accounting  Principle             809,635                  765,072                  700,170

  Cumulative Effect of a Change
     in the Method of Accounting
     for Postretirement Benefits
     Other Than Pensions                     -                 (248,905)                       -
                                   -----------              -----------              -----------
    Net income                     $   809,635              $   516,167              $   700,170
                                   ===========              ===========              ===========
  Per Share Amounts:
     Income before cumulative
       effect of a change in
       accounting principle        $      1.40              $      1.29              $      1.14

     Cumulative effect of a
        change in the method
        of accounting for
        postretirement benefits
        other than pension                   -                    (0.42)                       -
                                   -----------              -----------              -----------
  Net income per share             $      1.40              $      0.87              $      1.14
                                   ===========              ===========              ===========




               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                  Years Ended December 31, 1993, 1992 and 1991
                    (000's omitted except per share amounts)

                                          Common Stock
                                      --------------------
                                                                Additional                     Foreign               Total
                                                                 Paid-in       Retained        Currency           Shareowners'
                                        Shares     Amount        Capital       Earnings       Adjustments           Equity
                                        ------     ------       ----------     --------       -----------         ------------
    Balance, January 1, 1991            156,370   $   15,637   $   292,344    $   3,232,184   $     66,778     $    3,606,943
      Net income                              -            -             -          700,170              -            700,170
      Dividends ($.48 per share)              -            -             -         (287,131)             -           (287,131)
      Gain on issuance of common
        stock held for stock plans            -            -         3,517                -              -              3,517
      Exercise of stock options               -            -       (11,186)               -              -            (11,186)
      Foreign currency adjustments            -            -             -                -          3,759              3,759
      Redemption of common stock         (2,370)        (237)            -         (142,683)             -           (142,920)
      Common stock split 4 for 1        462,000       46,200       (46,200)               -              -                  -
                                        -------   ----------   -----------   --------------   ------------     --------------
    Balance, December 31, 1991          616,000       61,600       238,475        3,502,540         70,537          3,873,152
      Net income                              -            -             -          516,167              -            516,167
      Dividends ($.50 per share)              -            -             -         (293,225)             -           (293,225)
      Gain on issuance of common
        stock held for stock plans            -            -        10,838                -              -             10,838
      Exercise of stock options               -            -        (7,461)               -              -             (7,461)
      Foreign currency adjustments            -            -             -                -        (45,746)           (45,746)
      Redemption of common stock        (21,000)      (2,100)            -         (331,193)             -           (333,293)
                                        -------   ----------   -----------   --------------   ------------     --------------
    Balance, December 31, 1992          595,000       59,500       241,852        3,394,289         24,791          3,720,432
      Net income                              -            -             -          809,635              -            809,635
      Dividends ($.50 per share)              -            -             -         (285,193)             -           (285,193)
      Gain on issuance of common
        stock held for stock plans            -            -        20,795                -              -             20,795
      Exercise of stock options               -            -         1,754                -              -              1,754
      Foreign currency adjustments            -            -             -                -        (46,730)           (46,730)
      Redemption of common stock        (15,000)      (1,500)            -         (274,684)             -           (276,184)
                                        -------   ----------   -----------   --------------   ------------     --------------
    Balance, December 31, 1993          580,000   $   58,000   $   264,401   $    3,644,047   $    (21,939)    $    3,944,509
                                        =======   ==========   ===========   ==============    ===========     ==============

                                                                             F-7
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                  Years Ended December 31, 1993, 1992 and 1991
                                (000's omitted)

                                                                        1993              1992              1991
                                                                        ----              ----              ----
    Cash flows from operating activities:
     Net income                                                $       809,635     $     516,167     $     700,170
     Adjustments to reconcile net income to net
     cash provided from operating activities:
        Depreciation and amortization                                  691,397           662,031           667,009
        Postretirement benefits                                         50,063           468,663                 -
        Deferred taxes, credits and other                              117,254           (27,516)          177,297
        Changes in assets and liabilities:
          Accounts receivable                                          (67,233)          (91,527)         (172,040)
          Materials, supplies and prepaid
            expenses                                                   (94,885)          (54,830)          (26,004)
          Common stock held for stock plans                             49,977           (27,864)           25,345
          Accounts payable                                             100,267           (19,871)          113,916
          Accrued wages and withholdings                                86,150            18,765           (52,846)
          Income taxes payable                                         (15,098)          (22,254)          108,043
          Other current liabilities                                     26,290            28,609            57,132
                                                               ---------------   ---------------   ---------------
            Net cash from operating activities                       1,753,817         1,450,373         1,598,022
                                                               ---------------   ---------------   ---------------
    Cash flows from investing activities:
     Capital expenditures - net                                     (1,097,036)         (929,261)       (1,044,698)
     Other asset receipts and (payments)                                41,667           (44,602)              252
            Net cash (used in) investing                       ---------------   ---------------   ---------------
            activities                                              (1,055,369)         (973,863)       (1,044,446)
                                                               ---------------   ---------------   ---------------
    Cash flows from financing activities:
     Proceeds from borrowings                                          203,670            36,318                 -
     Repayment of borrowings                                          (212,808)          (36,440)           (4,261)
     Redemption of common stock                                       (276,184)         (333,293)         (142,920)
     Dividends paid                                                   (285,193)         (293,225)         (287,131)
     Other transactions                                                 22,549             3,377             9,766
            Net cash (used in) financing                       ---------------   ---------------   ---------------
            activities                                                (547,966)         (623,263)         (424,546)
                                                               ---------------   ---------------   ---------------
    Effect of exchange rate changes on cash                             (2,920)           (7,122)           10,833
    Net increase (decrease) in cash and                        ---------------   ---------------   ---------------
        short-term investments                                         147,562          (153,875)          139,863

    Cash and short-term investments:
     Beginning of year                                                 133,398           287,273           147,410
                                                               ---------------   ---------------   ---------------
     End of year                                               $       280,960   $       133,398   $       287,273
                                                               ===============   ===============   ===============
    Cash paid during the period for:
     Interest, net of amount capitalized                       $        42,022   $        41,784   $        46,331
                                                               ===============   ===============   ===============
     Income taxes                                              $       569,759   $       363,503   $       360,119
                                                               ===============   ===============   ===============

               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statements and Business Activities

       The accompanying consolidated financial statements include the accounts of United Parcel Service of America, Inc. and all of its subsidiaries (collectively "UPS"). All material intercompany balances and transactions have been eliminated.

       UPS concentrates its operations in the field of transportation services, primarily domestic and international package delivery. Revenue is recognized upon delivery of a package.

Cash Equivalents

       Cash equivalents (short-term investments) consist of highly liquid investments which are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Common Stock Held for Stock Plans

       UPS accounts for its common stock held for distribution pursuant to awards under the UPS Managers Incentive Plan and the UPS Stock Option Plan as a current asset. The liability for the amount of the annual managers incentive award is included in Accrued Wages and Withholdings. Common stock held in excess of current requirements is accounted for as a reduction in Shareowners' Equity.

Property, Plant and Equipment

       Property, plant and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles - 9 years; Aircraft - 12 to 20 years; Buildings - 10 to 40 years; Leasehold Improvements - lives of leases; Plant Equipment - 8 1/3 years.

Costs in Excess of Net Assets Acquired

       Costs in excess of net assets acquired are amortized over a 10- year period using the straight-line method.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


Income Taxes

       Deferred income taxes result primarily from the use of accelerated depreciation methods allowable for income tax purposes, certain differences in asset lives adopted for income tax purposes, temporary differences between the accrual and payment of employee compensation and investments in leveraged leases. UPS adopted Statement of Financial Accounting Standards No. ("FAS") 96, "Accounting for Income Taxes," in 1987, and FAS 109, "Accounting for Income Taxes," in 1993.

       The benefit of investment tax credits is amortized over seven years except investment tax credits from the investment in leveraged leases, which is amortized over the life of the lease.

Capitalized Interest

       Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $27,800,000, $26,500,000, and $21,000,000 for 1993,
1992 and 1991, respectively.

2.  LONG-TERM DEBT

       Long-term debt as of December 31, consists of the following (000's omitted):

                                                   1993                      1992
                                                   ----                      ----
       8.375% debentures,
               due April 1, 2020                  $700,000                  $700,000
       Industrial development bonds,
               Philadelphia Airport
               facilities due
               December 1, 2015                    100,000                   100,000
       Installment notes, mortgages
               and bonds                            30,021                    38,441
       Investment properties -
               nonrecourse mortgages                27,833                    28,853
                                                  --------                 ---------
                                                   857,854                   867,294
               Less current maturities               5,588                     4,916
                                                  --------                 ---------

                                                  $852,266                  $862,378
                                                  ========                  ========

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       The debentures are not subject to redemption prior to maturity and are not subject to sinking fund requirements. Interest is payable semi-annually on the 1st of April and October. The industrial development bonds bear interest at either a daily, variable, or fixed rate. The average interest rates for 1993 and 1992 were 2.2% and 2.5%, respectively. The installment notes, mortgages and bonds bear interest at rates of 6.0% to 11.5%.

       The aggregate annual principal payments are summarized as follows (000's omitted):


               Year                                        Amount
               ----                                        ------
               1994                                      $  5,588
               1995                                         2,595
               1996                                         1,274
               1997                                         1,253
               1998                                         1,338
               After 1998                                 845,806
                                                         --------
                                                         $857,854
                                                         ========

       Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt is approximately $987,000,000 as of December 31, 1993.

3.  COMMON STOCK SPLIT AND PER SHARE DATA

       During 1991, the UPS Board of Directors approved a resolution to split the outstanding common stock of the Company, four for one. The split was effected September 6, 1991 by distributing three additional shares of common stock for each share held as of the close of business on August 21, 1991. All appropriate references to shares and per share amounts have been retroactively restated in these financial statements to reflect this split.

       Per share amounts related to income are based on 580,000,000 shares in 1993, 595,000,000 shares in 1992 and 616,000,000 shares in 1991, as restated, and include Common Stock Held for Stock Plans.

4.  LEGAL PROCEEDINGS AND COMMITMENTS

       UPS is a defendant in various lawsuits which arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991

       An agent for the United States Internal Revenue Service ("IRS") has asserted in a report that UPS is liable for additional tax and possible penalties for the 1984 tax year. The assertion is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The adjustments sought by the agent relating to package insurance are based on a number of inconsistent theories and range from $7.9 million of tax to $45.5 million of tax and estimated penalties.

       Management believes that the IRS positions are without merit and the eventual resolution of this matter will not have a material impact on the Company. No assessment has been made by the IRS with respect to 1984, and the Company is pursuing a protest before the IRS's Appeals Division against the imposition of any additional tax liability. The matter is awaiting a hearing before the IRS Appeals Division. The IRS has not proposed assessments for years subsequent to 1984, although the IRS may take positions similar to those in the report described above for periods after 1984.

       UPS leases certain operating facilities and aircraft, the majority of which are from related parties, including various UPS employee benefit plans. These leases expire at various dates through 2018 and two of them require additional amounts based upon usage. Total aggregate minimum lease commitments are as follows (000's omitted):


               Year                                           Amount
               ----                                           ------
               1994                                         $  224,425
               1995                                            193,780
               1996                                            164,247
               1997                                            125,127
               1998                                            100,169
               After 1998                                      895,587
                                                             ---------
                                                            $1,703,335
                                                             =========

       UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $500,000,000 each, with one expiring on June 13, 1994 and the other June 13, 1996. At December 31, 1993, there were no outstanding borrowings under these facilities. As of December 31, 1993, UPS has outstanding letters of credit totaling approximately $753,506,000 issued in connection with routine business requirements.

       At December 31, 1993, UPS had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $4.1 billion, of which approximately $973 million is expected to be spent in 1994.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991

5.  EMPLOYEE BENEFIT PLANS

       UPS maintains the UPS Retirement Plan (the "Plan"). The Plan is a defined benefit plan which provides employees annual defined retirement benefits. The Plan is non-contributory and all employees who meet certain minimum age and years of service are eligible, except those covered by certain multi-employer plans provided for under collective bargaining agreements.

       The Plan provides for retirement benefits based on average compensation levels earned by employees during certain years of service preceding retirement. The Plan's assets consist primarily of publicly traded stocks and bonds. In addition, the Plan's assets include 8,052,840 and 4,721,840 shares of UPS common stock at December 31, 1993 and 1992, respectively. The actual earnings on the Plan's assets were $224,405,000, $124,661,000, and $168,027,000 in 1993, 1992 and 1991, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

       Pension expense, consisting of various component parts, and certain assumptions used during the years ended December 31, is as follows (000's omitted):

                                                   1993             1992                1991
                                                   ----             ----                ----
Current year's earned
  benefit                                          $  97,230       $ 81,173            $ 49,143
Interest on projected
  benefit obligation                                 121,934        107,646              77,511
Expected earnings on
  pension plan assets                               (120,655)       (99,772)            (84,026)
Amortization of
  unrecognized benefit
  obligation:
    Net obligation at
      transition date                                  5,203          5,203               5,203
    Effect of plan
      benefit amendments                              11,741         11,741                 956
Net amortization of
  unrecognized investment
  gains and changes in
  actuarial assumptions
  and experience                                          -               -               ( 491)
                                                   --------        --------            --------
Provision for pension
  expense                                          $115,453        $105,991            $ 48,296
                                                   ========        ========            ========

Expected long-term
  rate of earnings
  on plan assets                                        9.5%            9.5%                9.5%
Weighted average discount
  rate                                                  7.5%           8.25%                8.5%
Rate of increase in future
  compensation levels                                  4.25%            5.0%                5.5%

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       The following schedule reconciles the funded status of the Plan with certain amounts included in the balance sheet as of December 31 (000's omitted):

                                                                   1993           1992
                                                                   ----           ----
Projected benefit obligation:
  Accumulated benefits computed
    using present salary levels:
       Vested                                                  $ 1,217,502    $   896,400
       Nonvested                                                   245,834        192,376
                                                                ----------     ----------
                                                                 1,463,336      1,088,776
  Additional benefits computed
     using projected salary levels                                 478,213        399,947
                                                                ----------     ----------
  Total projected benefit
     obligation                                                  1,941,549      1,488,723
Pension plan assets                                              1,645,387      1,286,458
                                                                ----------     ----------
     Difference                                                   (296,162)      (202,265)
Unrecognized net investment gains
  and changes in assumptions used to
  compute projected benefit                                        150,830         (8,180)
Unrecognized net benefit obligation
  at transition date                                                54,635         59,838
Unrecognized projected benefit
  obligation arising from amendments
  to the retirement plan                                           175,149        187,617
                                                                ----------     ----------
Prepaid pension cost                                            $   84,452    $    37,010
                                                                ==========     ==========


       The Plan was amended during 1992 to reflect certain enhancements to benefits provided to participants under the Plan. The amendment to the Plan resulted in an increase in the projected benefit obligation at December 31, 1992 of $184,674,000 and an increase in pension expense for the year then ended of $42,400,000.

       UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for contributions to pension plans other than the Plan described above were $504,109,000, $428,282,000, and $402,911,000 during 1993, 1992 and 1991, respectively.

       UPS sponsors defined benefit postretirement medical plans that provide health care benefits to its retirees who meet certain eligibility requirements and who are not covered by multi-employer retirement plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and will be receiving benefits from one of the Company's retirement plans. The Company has the right to modify or terminate certain of these plans. Historically, these benefits have been provided to retirees on a non-contributory basis, however, effective January 1, 1992, the Company made modifications which will likely result in cost sharing in the future for certain of its retirees.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       Prior to 1992, UPS has generally expensed the costs of these benefits on a current, "pay as you go" basis. During 1992, UPS adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of postretirement benefits, which include health care benefits, during the years an employee provides service.

       The effect of adoption resulted in a one-time "catch-up" charge during 1992 of approximately $248.9 million, after tax, representing the cumulative effect of the change as of January 1, 1992. In addition to the cumulative effect, adoption of this Statement resulted in additional charges to income in 1993 and 1992 of approximately $47.5 and $40.3 million, respectively, after tax, ($0.08 and $0.07 per share, respectively). Overall, net income for 1993 and 1992 was reduced $47.5 and $289.2 million, respectively, as a result of adoption ($0.08 and $0.49 per share, respectively).

       The accumulated postretirement benefit obligation at December 31, is detailed as follows (000's omitted):

                                                                 1993         1992
                                                                 ----         ----
       Accumulated postretirement benefit
         obligation:
         Retirees                                              $146,879      $ 68,972
         Fully eligible active plan
           participants                                          69,933        63,511
         Other active participants                              626,303       461,917
                                                               --------      --------
                                                                843,115       594,400
       Plan assets at fair value                                130,706        94,631
                                                               --------      --------
       Accumulated postretirement benefit
         obligation in excess of plan
         assets                                                 712,409       499,769
       Unrecognized net investment gains and
         changes in assumptions used to
         compute projected benefits                            (193,683)      (31,106)
                                                               --------      --------
       Accumulated postretirement benefit
         obligation, net                                       $518,726      $468,663
                                                               ========      ========

       Net periodic postretirement benefit cost for 1993 and 1992 included the following components (000's omitted):

                                                                  1993        1992
                                                                  ----        ----
       Service cost-benefits attributed to
         service during the period                             $ 34,413      $ 29,481
       Interest cost on accumulated
         postretirement benefit obligation                       54,878        44,904
       Expected earnings on plan assets                         (11,137)       (9,069)
                                                               --------      --------
       Net periodic postretirement benefit
         cost                                                  $ 78,154      $ 65,316
                                                               ========      ========

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                                                                      1993           1992
                                                                      ----           ----
Expected long-term rate of return
   on plan assets                                                      9.50%        9.50%
Weighted average discount rate                                         7.50%        8.25%

       Future benefit costs were forecasted assuming an initial annual increase of 11.25% for pre-65 medical costs and an increase of 10.25% for post-65 medical costs, decreasing to 7.25% for pre-65 and 6.25% for post-65 by the year 2001 and with consistent annual increases at those ultimate levels thereafter. A one percentage point increase in the annual trend rate would have increased the total accumulated postretirement benefit obligation at December 31, 1993, by $10.4 million and the aggregate of the service and interest components of the net periodic postretirement benefit costs for 1993 by $9.8 million.

       Plan assets consist primarily of publicly traded stocks and bonds. The Trust holding the Plan assets is not subject to income taxes. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

6.  MANAGEMENT INCENTIVE PLANS

       UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation or the Salary Committees of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before federal income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries. In addition, the cumulative effect of a change in accounting principle was specifically excluded from the 1992 award calculation in accordance with a vote of shareowners. Amounts charged to operations were $217,784,000, $198,943,000, and $169,606,000, during 1993, 1992 and 1991, respectively.

       UPS maintains stock option plans. Originally, these plans were established to issue Book Value Shares. Book Value Shares were shares of UPS common stock with a stated value equal to the UPS book value per share as of the year end immediately preceding the date of option grant. Voting, dividends and liquidation rights for the Book Value Shares were the same as for other UPS common stock. UPS repurchased all Book Value Shares immediately after their issuance except that UPS deferred some repurchases from officers and directors for up to six months.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       Except in the case of death, disability, or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions. The number of options and option prices for Book Value Shares exercised under the Plans were 4,611,372 and $5.68 in 1992 and 4,896,588 and $5.47 in 1991. There were no Book Value Shares exercised during 1993. Compensation expense charged to operations related to exercise of these options was not material. No further shares may be issued under either the 1981 or 1986 plans. Options granted under the 1981 plan were either exercised or expired as of December 31, 1991.

       Prior to issuing options for any Book Value Shares, the 1991 Plan was amended during 1992 to change it to a Current Price Plan. Under a Current Price Plan, options are granted to purchase shares of UPS common stock at the current price of UPS shares as determined by the Board of Directors on the date of option grant. Unlike Book Value Shares, the optionee may continue to hold the shares of common stock received on exercise, subject to the terms of the UPS Managers Stock Trust. Persons earning the right to receive stock options under the 1991 plan are determined each year by either the Officer Compensation Committee or Salary Committee of the UPS Board of Directors. Options covering a total of 30,000,000 common shares may be granted during the five-year period ending in 1996.

       Also during 1992, an amendment was made to the 1986 plan to allow options on Book Value Shares issued during the period 1988 through 1991 to be converted to Current Price options in the ratio of three common shares for five Book Value Shares. Substantially all holders of unexpired options for Book Value Shares elected to convert to options for common stock as of December 31, 1992. Following is an analysis of options for shares of common stock issued and outstanding:


       Stock Options                                                         Number of Shares
       -------------                                                         ----------------
       Converted at $12.00 to $15.25 per share                                  12,592,685
       Granted at $16.50 per share                                               4,259,826
       Canceled                                                                    (55,777)
                                                                                ----------
       Outstanding at December 31, 1992                                         16,796,734
       Exercised at $18.75 per share                                            (2,734,798)
       Granted at $18.75 per share                                               4,225,850
       Canceled                                                                   (236,553)
                                                                                ----------
       Outstanding at December 31, 1993                                         18,051,233
                                                                                ==========

       Exercisable at December 31, 1993                                                  -
                                                                                ==========

       Current Price options converted from Book Value options were issued with exercise prices equal to the published price of UPS common stock as of the year end immediately preceding the original date of grant. Options granted during 1993 and 1992 have an exercise price equal to the current price of a share of UPS common stock at the date of grant.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       The conversion of previously issued Book Value options resulted in a change for accounting purposes from a variable plan to a fixed plan. As a fixed plan, the difference between the exercise price and current price at the measurement date will be charged to operations over the remaining vesting periods of the options. Such charges totaled approximately $19,110,000 during 1993, leaving approximately $14,622,000 to be charged during the period 1994 to 1996. Under current accounting literature, no additional compensation will be recorded for appreciation of converted options or for the issue of new options.

7.  INCOME TAXES


       Effective January 1, 1993, UPS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

       The adoption of FAS 109 had no effect on pre-tax income for the year ended December 31, 1993. Additionally, adoption of FAS 109 had no effect on retained earnings at January 1, 1993.

       During the third quarter of 1993, the maximum U.S. federal income tax rate for corporations was increased from 34% to 35% effective January 1, 1993. In addition to increasing the Company's income tax accruals for its 1993 current and deferred taxable income, the Company made a $31.8 million adjustment to reflect the effect of the rate change on its net deferred tax liabilities on January 1, 1993.

       The provision for income taxes for the years ended December 31, consists of the following (000's omitted):

                                                      1993              1992             1991
                                                      ----              ----             ----
Current:
       Federal                                       $450,094          $331,265       $383,997
       State                                           85,437            75,361         78,798
                                                     --------          --------       --------
          Total Current                               535,531           406,626        462,795
                                                     --------          --------       --------
Deferred:
       Federal                                         72,978           110,041         18,100
       State                                           13,553           (12,444)        36,000
                                                     --------          --------       --------
          Total Deferred                               86,531            97,597         54,100
                                                     --------          --------       --------
Total                                                $622,062          $504,223       $516,895
                                                     ========          ========       ========

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       Income before income taxes and cumulative effect of a change in accounting principle includes losses of foreign subsidiaries of $163,689,000, $114,941,000 and $92,541,000 for 1993, 1992 and 1991, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, consists of the following:

                                                   1993               1992           1991
                                                   ----               ----           ----
Statutory federal income
   tax rate                                        35.0%              34.0%          34.0%
Amortization of
   investment tax credits                          (0.5)              (0.8)          (1.7)
Effect of federal rate
   change on deferred
   liabilities                                      2.2                  -              -
State income taxes
   (net of federal benefit)                         4.5                5.1            6.8
Other                                               2.2                1.4            3.4
                                                   -----              -----          -----
Effective income tax rate                          43.4%              39.7%          42.5%
                                                   =====              =====          =====

       Deferred tax liabilities and assets are comprised of the following at December 31, 1993 (000's omitted):

       Excess of tax over book depreciation                                      $1,164,455
       Differences in timing of deductions
         relating to leveraged leases                                               243,457
       Differences in timing of deductions
         relating to the UPS Retirement Plan                                         98,922
       Other                                                                        283,351
                                                                                 ----------
       Gross deferred tax liabilities                                             1,790,185
                                                                                 ----------

       Other postretirement benefits not
         currently deductible                                                       203,172
       Loss carryforwards (international)                                           169,638
       Other                                                                        115,733
                                                                                 ----------
       Gross deferred tax assets                                                    488,543
       Deferred tax assets valuation allowance                                     (169,638)
                                                                                 ----------
                                                                                    318,905
                                                                                 ----------
       Net deferred tax liability                                                $1,471,280
                                                                                 ==========

       The valuation allowance increased $60,000,000 during the year ended December 31, 1993.

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


       The tax effects of items included in the deferred tax provision for years prior to 1993, consist of the following (000's omitted):

                                                    1992             1991
                                                    ----             ----
Excess of tax
   depreciation over
   book depreciation                              $ 55,988         $102,644
Differences in timing of
   deduction for certain
   accrued expenses                                152,543          (22,646)
Other postretirement
   benefits not currently
   deductible                                      (25,009)               -
Amortization of
   investment tax credits                          (14,541)         (22,430)
Other                                              (71,384)          (3,468)
                                                  --------         --------
Total deferred tax
   provision                                      $ 97,597         $ 54,100
                                                  ========         ========

       UPS has international loss carryforwards of approximately $385,100,000. Of this amount, $260,800,000 expires in varying amounts through 2000. The remaining $124,300,000 may be carried forward indefinitely.

8.  OTHER ASSETS

       Other assets as of December 31, consist of the following (000's omitted):

                                                    1993             1992
                                                    ----             ----
Leveraged leases                                  $289,838         $320,616
Other long-term investments                         38,166           47,858
Costs in excess of net
   assets acquired                                  99,226          129,602
                                                  --------         --------
                                                  $427,230         $498,076
                                                  ========         ========

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991

Leveraged Leases

       The net investment in leveraged leases as of December 31, consists of the following (000's omitted):

                                                                 1993             1992
                                                                 ----             ----
Rentals receivable
   (net of nonrecourse
   debt payments)                                             $ 219,524        $ 239,670
Estimated residual values                                        98,360          110,838
Unearned income                                                 (28,046)         (29,892)
                                                              ---------        ---------
Long-term investments in
   leveraged leases                                             289,838          320,616
Deferred income taxes                                          (243,457)        (262,117)
Deferred investment
   tax credits                                                  (22,561)         (25,172)
                                                              ---------        ---------
Net investment in
   leveraged leases                                           $  23,820        $  33,327
                                                              =========        =========

       Unearned income on each leveraged lease is amortized to provide an approximate level rate of return when compared to UPS's unrecovered net investment.

9.  DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

       Deferred taxes, credits and other liabilities as of December 31, consist of the following (000's omitted):

                                                        1993              1992
                                                        ----              ----
Deferred federal and state
   income taxes                                      $1,396,736        $1,439,316
Deferred investment tax
   credits                                               26,133            36,304
Other credits and noncurrent
   liabilities                                          456,375           404,464
                                                     ----------        ----------
                                                     $1,879,244        $1,880,084
                                                     ==========        ==========

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991


10.  SEGMENT AND GEOGRAPHIC INFORMATION

       UPS operates primarily in one industry segment, transportation services, which is comprised principally of domestic and international package delivery. Information about operations in different geographic segments for the years ended December 31, is shown below (000's omitted):

                                       1993           1992           1991
                                       ----           ----           ----
Domestic:
  Revenue                          $15,822,558     $14,721,686    $13,694,728
  Income before income
       taxes                       $ 1,698,299     $ 1,545,484    $ 1,470,645
  Identifiable assets              $ 8,359,395     $ 7,873,398    $ 7,982,387

Foreign:
  Revenue                          $ 1,959,795     $ 1,796,935    $ 1,325,102
  Loss before income
       taxes                       $  (266,602)    $  (276,189)   $  (253,580)
  Identifiable assets              $ 1,214,436     $ 1,164,419    $   876,174

Consolidated:
  Revenue                          $17,782,353     $16,518,621    $15,019,830
  Income before income
       taxes                       $ 1,431,697     $ 1,269,295    $ 1,217,065
  Identifiable assets              $ 9,573,831     $ 9,037,817    $ 8,858,561

       Foreign operations include shipments which either originate in or are destined to foreign (non-U.S.) locations. Foreign revenues attributable to shipments which originated in the U.S. totaled $308,800,000, $255,666,000, and $190,568,000 in 1993, 1992 and 1991, respectively.

                                                                  F-22
                 UNITED PARCEL SERVICE OF AMERICA, INC.
                           AND SUBSIDIARIES
                            (000's omitted)

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


          Column A                   Column B          Column C          Column D            Column E            Column F
          --------                   --------          --------          --------            --------            --------
                                     Balance at                                               Other              Balance
                                     beginning         Additions                            changes -            at end
       Classification                of period          at cost         Retirements       add (deduct) (A)      of period
       --------------                ----------        ---------        -----------       ----------------      ----------

Year Ended December 31, 1993:
  Vehicles                        $     2,583,753   $      157,474   $       (64,407)   $      (15,413)      $    2,661,407
  Airplanes                             2,502,896          408,150           (17,981)           43,875            2,936,940
  Land                                    609,693           16,355            (1,960)           (6,707)             617,381
  Buildings                             1,224,442           35,007            (4,231)            2,745            1,257,963
  Leasehold Improvements                1,275,662           62,039            (5,951)            5,565            1,337,315
  Plant Equipment                       2,098,880          203,731           (27,061)           (8,739)           2,266,811
  Construction in progress                212,135          256,440                 -           (77,404)             391,171
                                  ---------------   --------------   ----------------   --------------       --------------
                                  $    10,507,461   $    1,139,196   $       (121,591)  $      (56,078)      $   11,468,988
                                  ===============   ==============   ================   ==============       ==============
Year Ended December 31, 1992:
  Vehicles                        $     2,508,512   $      132,245   $        (45,330)  $        (11,674)    $     2,583,753
  Airplanes                             2,140,244          311,753            (11,112)            62,011           2,502,896
  Land                                    604,895           23,246            (15,592)            (2,856)            609,693
  Buildings                             1,144,869           71,750             (1,297)             9,120           1,224,442
  Leasehold Improvements                1,166,929           74,156            (12,443)            47,020           1,275,662
  Plant Equipment                       1,936,712          196,080            (33,527)              (385)          2,098,880
  Construction in progress                208,726          174,858                  -           (171,449)            212,135
                                  ---------------   --------------   ----------------   -----------------    ---------------
                                  $     9,710,887   $      984,088   $       (119,301)  $        (68,213)    $    10,507,461
                                  ===============   ==============   ================   =================    ===============
Year Ended December 31, 1991:
  Vehicles                        $     2,444,432   $       79,612   $        (39,065)  $         23,533     $     2,508,512
  Airplanes                             1,750,371          398,272             (8,391)                (8)          2,140,244
  Land                                    562,384           49,580                  -             (7,069)            604,895
  Buildings                             1,028,780          101,067                (39)            15,061           1,144,869
  Leasehold Improvements                1,057,000           51,590             (5,426)            63,765           1,166,929
  Plant Equipment                       1,684,844          196,825            (27,864)            82,907           1,936,712
  Construction in progress                167,194          215,439                  -           (173,907)            208,726
                                  ---------------   --------------   ----------------   -----------------    ---------------
                                  $     8,695,005   $    1,092,385   $        (80,785)  $          4,282     $     9,710,887
                                  ===============   ==============   ================   =================    ===============

     (A) Primarily represents foreign currency translation adjustments and transfers from construction in progress to other categories.

                                                                       F-23
             UNITED PARCEL SERVICE OF AMERICA, INC.
                        AND SUBSIDIARIES
                         (000's omitted)

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

           Column A                       Column B          Column C           Column D           Column E           Column F
           --------                       --------          --------           --------           --------           --------
                                                           Additions
                                          Balance at       charged to                              Other             Balance
                                          beginning        costs and                             changes -           at end
        Classification                    of period        expenses          Retirements        add (deduct)        of period
        --------------                    ----------      -----------        -----------        ------------       -----------
Year Ended December 31, 1993:
  Vehicles                             $    1,601,549   $      225,289   $        (48,494)  $         (11,589)  $      1,766,755
  Airplanes                                   705,937          114,221             (6,217)                (55)           813,886
  Buildings                                   261,747           37,505             (1,771)               (930)           296,551
  Leasehold Improvements                      442,060           83,679             (3,690)             (1,564)           520,485
  Plant Equipment                           1,124,374          211,644            (24,143)             (4,334)         1,307,541
                                       --------------   --------------   ----------------   -----------------   ----------------
                                       $    4,135,667   $      672,338   $        (84,315)  $         (18,472)  $      4,705,218
                                       ==============   ==============   ================   =================   ================
Year Ended December 31, 1992:
  Vehicles                             $    1,414,163   $      236,721   $        (43,320)  $          (6,015)  $      1,601,549
  Airplanes                                   615,247           92,207             (3,827)              2,310            705,937
  Buildings                                   213,855           36,502             (1,190)             12,580            261,747
  Leasehold Improvements                      377,914           78,129             (9,054)             (4,929)           442,060
  Plant Equipment                             958,521          206,471            (18,792)            (21,826)         1,124,374
                                       --------------   --------------   ----------------   -----------------   ----------------
                                       $    3,579,700   $      650,030   $        (76,183)  $         (17,880)  $      4,135,667
                                       ==============   ==============   ================   =================   ================
Year Ended December 31, 1991:
  Vehicles                             $    1,212,309   $      235,240   $        (37,364)  $           3,978   $      1,414,163
  Airplanes                                   511,340          113,671             (8,391)             (1,373)           615,247
  Buildings                                   176,438           36,365                  -               1,052            213,855
  Leasehold Improvements                      307,331           74,457             (3,923)                 49            377,914
  Plant Equipment                             784,766          193,774            (19,166)               (853)           958,521
                                       --------------   --------------   ----------------   -----------------   ----------------
                                       $    2,992,184   $      653,507   $        (68,844)  $           2,853   $      3,579,700
                                       ==============   ==============   ================   =================   ================

                                                                         F-24
                 UNITED PARCEL SERVICE OF AMERICA, INC.
                           AND SUBSIDIARIES
                           (000's omitted)
                     Year Ended December 31, 1993




SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



  Column A                Column B                  Column C                      Column D         Column E
  --------                --------         -------------------------------        --------         --------
                                              (1)                (2)
                         Balance at        Charged to
                        beginning of       costs and          Charged to                          Balance at
Description                period           expenses        other accounts       Deductions      end of period
- -----------             -----------       -----------      ----------------      ----------      -------------
Deferred tax assets
   valuation allowance   $109,893           59,745                0                  0              $169,638

                                                                 F-25
              UNITED PARCEL SERVICE OF AMERICA, INC.
                        AND SUBSIDIARIES
                        (000's omitted)
                  Year Ended December 31, 1993




SCHEDULE IX - SHORT-TERM BORROWINGS (A)


Column A               Column B         Column C         Column D           Column E             Column F
- --------               --------         --------         --------           --------             --------
                                                         Maximum             Average             Weighted
Category of                             Weighted         amount              amount              average
aggregate               Balance         average         outstanding         outstanding         interest rate
short-term              at end of       interest        during the          during the           during the
borrowings               period           rate            period              period             period (B)
- -----------            ---------        --------         ----------         -----------         -------------
Borrowings from banks      $0            3.23%            $200,000            $16,667              0.27%

(A) Borrowings from banks represent amounts borrowed under the Company's credit agreements with a consortium of banks. The Company may borrow on an unsecured basis under these agreements, with interest payable at a variable rate.

(B) Calculated based upon the stated annual interest rate of 3.23% and the 30-day period during which the borrowing was outstanding during 1993.

                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES
                                (000's omitted)


          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION (1)
                        (Charged to operating expenses)

      Column A                                  Column B

                                       Years ended December 31,
                                       ------------------------
       Item                         1993          1992         1991
       ----                         ----          ----         ----
Maintenance and repairs           $523,511      $512,190     $449,125

Taxes, other than payroll
  and income taxes                $246,179      $247,652      $210,267


(1)  Items omitted were less than 1% of revenue