Form 10-Q
period 1994-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1994-05-16
CIK 809697

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the Quarter Ended March 31, 1994

                  Commission file number O-4714


             United Parcel Service of America, Inc.

       (Exact name of registrant specified in its charter)

  Delaware                                         95-1732075

  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

400 Perimeter Center-Terraces North
Atlanta, Georgia                                       30346

(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code (404)913-6000

                         Not Applicable

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

YES    X     NO
   --------    --------

             Common Stock, par value $.10 per share

                        (Title of Class)

                       580,000,000 shares

                 Outstanding as of May 12, 1994

                      PART I.  FINANCIAL INFORMATION
          UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
             March 31, 1994 (unaudited) and December 31, 1993
                   (000's omitted except share amounts)

ASSETS                                                  1994       1993
                                                     ----------  ---------

CURRENT ASSETS:
     Cash and short-term investments                $   184,726 $  280,960
     Accounts receivable                              1,382,421  1,159,612
     Materials, supplies and prepaid expenses           848,360    659,147
     Common stock held for stock plans                  415,587    283,112
                                                     ----------  ---------
           TOTAL CURRENT ASSETS                       2,831,094  2,382,831

PROPERTY, PLANT AND EQUIPMENT - at cost, net of
     accumulated depreciation of $4,862,218 in
     1994 and $4,705,218 in 1993                      6,877,233  6,763,770

OTHER ASSETS                                            421,379    427,230
                                                     ----------  ---------
                                                    $10,129,706 $9,573,831
		    						                                         ==========  =========
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                $   279,365 $    5,588
     Accounts payable                                   898,381    870,089
     Accrued wages and withholdings                     898,275    918,943
     Income taxes payable                               106,098     72,505
     Deferred income taxes                               78,724     74,545
     Other current liabilities                          459,405    437,416
                                                     ----------  ---------
            TOTAL CURRENT LIABILITIES                 2,720,248  2,379,086
                                                     ==========  =========

LONG-TERM DEBT, net of current maturities
     of $3,326 in 1994 and $5,588 in 1993               856,585    852,266
                                                     ----------  ---------

ACCUMULATED POSTRETIREMENT BENEFIT
     OBLIGATION, NET                                    542,570    518,726
                                                     ----------  ---------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES         1,880,535  1,879,244
                                                     ----------  ---------

SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued            -          -
     Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        580,000,000                                      58,000     58,000
     Additional paid-in capital                         276,298    264,401
     Retained earnings                                3,808,177  3,644,047
     Cumulative foreign currency adjustments            (12,707)   (21,939)
                                                     ----------  ---------
                                                      4,129,768  3,944,509
                                                     ----------  ---------
                                                    $10,129,706 $9,573,831
                                                     ==========  =========

              See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                Three months Ended March 31, 1994 and 1993
                 (000's omitted except per share amounts)
                                (unaudited)

                                                      1994         1993
                                                   ---------    ---------

Revenue                                           $4,526,287   $4,204,821
                                                   ---------    ---------

Operating expenses:
     Wages and employee benefits                   2,818,403    2,525,015
     Other                                         1,466,400    1,437,560
                                                   ---------    ---------
                                                   4,284,803    3,962,575
                                                   ---------    ---------

     Operating profit                                241,484      242,246
                                                   ---------    ---------

Other income and (expense):
     Interest income                                   2,847        3,652
     Interest expense                                (13,873)     (13,010)
     Miscellaneous, net                               54,611       (6,358)
                                                   ---------    ---------
                                                      43,585      (15,716)
                                                   ---------    ---------

Income before income taxes                           285,069      226,530

Income taxes                                         120,939       93,840
                                                   ---------    ---------


     Net income                                   $  164,130   $  132,690
                                                   =========    =========


     Net income per share                         $     0.28   $     0.22
                                                   =========    =========









              See notes to consolidated financial statements.

                       UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                             Three Months Ended March 31, 1994 and 1993
                                           (000's omitted)
                                             (unaudited)

                                                                 Cumulative
                                            Additional             Foreign       Total
                            Common Stock     Paid-In   Retained   Currency    Shareowners'
                           Shares   Amount   Capital   Earnings  Adjustments    Equity
Balance, January 1, 1993  595,000 $ 59,500 $ 241,852 $ 3,394,289   $ 24,791   $3,720,432
  Net income                    -        -         -     132,690          -      132,690
  Gain on issuance of
    common stock held
    for stock plans             -        -    10,046           -          -       10,046
  Foreign currency
    adjustments                 -        -         -           -        405          405
                          -------  -------  --------  ----------    -------   ----------

Balance, March 31, 1993   595,000 $ 59,500 $ 251,898 $ 3,526,979   $ 25,196  $ 3,863,573
                          =======  =======  ========  ==========    =======   ==========



Balance, January 1, 1994  580,000 $ 58,000 $ 264,401  $3,644,047  $ (21,939)  $3,944,509
  Net income                    -        -         -     164,130          -      164,130
  Gain on issuance of
    common stock held
    for stock plans             -        -    11,897           -          -       11,897
  Foreign currency
    adjustments                 -        -         -           -      9,232        9,232
                          -------  -------  --------  ----------   --------    ---------

Balance, March 31, 1994   580,000 $ 58,000 $ 276,298 $ 3,808,177  $ (12,707)  $4,129,768
                          =======  =======  ========  ==========   ========    =========


                              See notes to consolidated financial statements.


           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three Months Ended March 31, 1994 and 1993
                               (000's omitted)
                                 (unaudited)

                                                      1994          1993
                                                   ---------     ---------
Cash flows from operating activities:
  Net income                                      $  164,130    $  132,690
    Adjustments to reconcile net income to
      net cash provided from (used in)
      operating activities:
         Depreciation and amortization               180,803       177,621
         Gain on sale of long-term
           investment property                       (45,589)            -
         Postretirement benefits                      23,844        19,539
         Deferred taxes, credits, and other           (6,058)       (7,743)
         Changes in assets and liabilities:
           Accounts receivable                      (222,809)      (26,879)
           Materials, supplies and prepaid
               expenses                             (189,213)     (175,238)
           Common stock held for stock plans        (132,475)      (92,929)
           Accounts payable                           28,292       (10,614)
           Accrued wages and withholdings            (20,668)        6,203
           Income taxes payable                       33,593        20,979
           Other current liabilities                  21,990        31,710
                                                   ---------     ---------

    Net cash from (used in) operating activities    (164,160)       75,339

Cash flows from investing activities:
  Capital expenditures - net                        (286,576)     (155,300)
  Proceeds from sale of long-term
    investment property                               45,589             -
  Other asset payments                                13,255         9,321
                                                   ---------     ---------

    Net cash (used in) investing activities         (227,732)     (145,979)
                                                   ---------     ---------
Cash flows from financing activities:
  Proceeds from borrowings                           280,058       202,833
  Repayment of borrowings                             (1,985)       (5,975)
  Other transactions                                  11,897        10,046
                                                   ---------     ---------

    Net cash from financing activities               289,970       206,904
                                                   ---------     ---------
Effect of exchange rate changes on cash                5,688       (14,705)
                                                   ---------     ---------
Net increase (decrease) in cash and
  short-term investments                             (96,234)      121,559

Cash and short-term investments:
  Beginning of period                                280,960       133,398
                                                   ---------     ---------

  End of period                                   $  184,726    $  254,957
                                                   =========     =========
Cash paid during the period for:

  Income taxes                                    $   96,530    $   83,824
                                                   =========     =========
               See notes to consolidated financial statements.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (unaudited)

1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its Managers Incentive Plan, Thrift Plan and Retirement Plan based on one quarter of the estimated annual expense for each three month period.

     Net income per share is based on 580,000,000 shares in 1994 and 595,000,000 shares in 1993, including common stock held for stock plans.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended
March 31, 1994 and 1993.

3. Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1984 through 1987 tax years. The assertions are based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The adjustments sought by the agents relating to package insurance are based on a number of inconsistent theories and range from $97 million to $183 million of tax, plus penalties and interest.

     In addition, the agents have raised a number of other issues, some of which relate to the timing of deductions, involving the characterization of expenses as capital rather than ordinary, and some of which relate to UPS's entitlement to the Investment Tax Credit in 1985 and 1986. The adjustments sought on these issues aggregate $137 million in tax, most of which would reverse in future years, plus penalties and interest.

     Management believes that the IRS positions are without merit and that the eventual resolution of these matters will not have a material impact on the Company. No assessment has been made by the IRS with respect to the years 1984 through 1987, and the Company is pursuing protests before the IRS's Appeals Division against the imposition of any additional tax liability. The matter is awaiting a hearing before the IRS Appeals Division. The IRS has not proposed adjustments for years subsequent to 1987, although the IRS may take positions similar to those in the reports described above for periods after 1987.

     UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                           (unaudited)


4. Miscellaneous, net in the consolidated statement of income includes a gain of $45.6 million which resulted from the sale of a long-term investment property in January 1994.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended March 31, 1994 and 1993

     Revenue increased by $321 million, or 7.6% for the three months ended March 31, 1994 over the three months ended March 31, 1993. For the first quarter of 1994, U.S. domestic revenue totaled $4.017 billion, an increase of $273 million over the first quarter of 1993, and international revenue totaled $509 million, an increase of $48 million.

     U.S. domestic revenue increased as a result of billing rate increases and a shift toward higher yielding packages. On February 7, 1994, published rates for domestic ground services for commercial and residential deliveries were increased by 3.8% and 4.3%, respectively. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9% and the published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively. These increases offset a .6% decline in first quarter domestic volume which was affected by both a one day strike by the Teamsters Union during February along with severe weather conditions periodically during the quarter.

     The increase in international revenue was primarily attributable to a 16.2% volume increase and a 4.8% increase in revenue per piece. The majority of the volume increase came from highter yielding, export packages, which also favorably impacted the overall, revenue per piece.

     Operating expenses increased by $322 million, or 8.1% raising the operating ratio from 94.2 during 1993, to 94.7 during 1994.
The deterioration of the operating ratio resulted from higher costs associated with a one day strike in February and severe weather conditions during the quarter which disrupted both air and ground operations. Operating profit for the period decreased by $1 million, or .3%, as a result of the higher operating costs.

     Income before income taxes ("pre-tax income") increased $59 million, or 25.8%. Domestic pre-tax income was $362 million, an increase of $61 million, or 20.0% over the corresponding quarter of the previous year. The increase resulted primarily from the sale of a long-term investment property in January 1994 at a gain of approximately $46 million. The international pre-tax loss increased by $2 million, or 2.5%, to $77 million for the quarter.

     The international pre-tax loss attributable to the foreign domestic operations increased by $7 million, or 17.8% primarily as a result of continued weak economic conditions and tough competition. The pre-tax loss associated with export operations decreased by $5 million, or 15.4% primarily as a result of increased volume. Export volume increased by 34.6% and 39.1% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS



     The effective income tax rate increased from 41.4% to 42.4% between the periods as the result of an increase in the maximum
U.S. federal income tax rate from 34% to 35% during the third quarter of 1993.

     The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

Liquidity and Capital Resources

     As of March 31, 1994, UPS had borrowings outstanding of $276 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. Management believes that these funds, combined with the Company's internally generated resources and revolving credit facility, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

     In April 1994, an agent for the United States Internal Revenue Service ("IRS") asserted in a report that UPS is liable for additional tax for the 1985, 1986 and 1987 tax years. Reference is made here to Note 3 to the unaudited consolidated financial statements for more information.

                             PART II


Item 6 - Exhibits and reports on Form 8-K

     a)  Exhibits:  none
     b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          UNITED PARCEL SERVICE OF AMERICA, INC.
                                        (Registrant)


                               By:  /S/ E. A. JACOBY

                                        E. A. Jacoby
                                        Senior Vice President,
                                        Treasurer and
                                        Chief Financial Officer






























Date:		May 12, 1994