Form 10-Q
period 1994-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1994-08-15
CIK 809697

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ended June 30, 1994

                       Commission file number O-4714


                  United Parcel Service of America, Inc.

            (Exact name of registrant specified in its charter)

  Delaware                                         95-1732075

  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

55 Glenlake Parkway, NE
Atlanta, Georgia                                       30328

(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code (404)828-6000

                              Not Applicable

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO________

                  Common Stock, par value $.10 per share

                             (Title of Class)

                            580,000,000 shares

                     Outstanding as of August 15, 1994

                         PART I.  FINANCIAL INFORMATION
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                June 30, 1994 (unaudited) and December 31, 1993
                      (000's omitted except share amounts)

ASSETS                                                 1994        1993

CURRENT ASSETS:
     Cash and short-term investments              $   115,315 $   280,960
     Accounts receivable                            1,416,351   1,159,612
     Materials, supplies and prepaid expenses         730,292     659,147
     Common stock held for stock plans                597,384     283,112
																																																		-----------  ----------
	          TOTAL CURRENT ASSETS                     2,859,342   2,382,831

PROPERTY, PLANT AND EQUIPMENT - at cost, net of
     accumulated depreciation of $5,022,940 in
     1994 and $4,705,218 in 1993                    7,049,884   6,763,770

OTHER ASSETS                                          418,748     427,230
                                                   ----------  ----------
                                                  $10,327,974 $ 9,573,831
                                                   ==========  ==========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                              $   279,371 $     5,588
     Accounts payable                                 940,131     870,089
     Accrued wages and withholdings                 1,016,476     918,943
     Income taxes payable                              57,747      72,505
     Deferred income taxes                             82,716      74,545
     Other current liabilities                        401,086     437,416
                                                   ----------  ----------
            TOTAL CURRENT LIABILITIES               2,777,527   2,379,086
                                                   ----------  ----------

LONG-TERM DEBT, net of current maturities
     of $1,491 in 1994 and $5,588 in 1993             854,426     852,266
                                                   ----------  ----------

ACCUMULATED POSTRETIREMENT BENEFIT
     OBLIGATION, NET                                  567,548     518,726
                                                   ----------  ----------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES       1,853,308   1,879,244
                                                   ----------  ----------

SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued          -           -
     Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        580,000,000                                    58,000      58,000
     Additional paid-in capital                       273,508     264,401
     Retained earnings                              3,938,506   3,644,047
     Cumulative foreign currency adjustments            5,151     (21,939)
                                                   ----------  ----------
                                                    4,275,165   3,944,509
                                                   ----------  ----------
                                                  $10,327,974 $ 9,573,831
                                                   ==========  ==========

                See notes to consolidated financial statements.

                    UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF INCOME
                    Three Months and Six Months Ended June 30, 1994 and 1993
                            (000's omitted except per share amounts)
                                          (unaudited)

                                                  Three Months Ended            Six Months Ended

                                              1994            1993            1994            1993
                                             ------          ------          ------          ------
Revenue                                 $    4,827,570  $    4,348,283  $    9,353,857  $    8,553,104
                                             ---------       ---------       ---------

Operating Expenses:

   Wages and employee benefits               2,853,789       2,572,138       5,672,192       5,097,153

   Other                                     1,509,030       1,408,307       2,975,430       2,845,867
                                             ---------       ---------       ---------       ---------
                                             4,362,819       3,980,445       8,647,622       7,943,020
                                             ---------       ---------       ---------       ---------

   Operating profit                            464,751         367,838         706,235         610,084
                                             ---------       ---------       ---------       ---------

Other income and (expense):

   Interest income                               2,777           3,164           5,624           6,816
   Interest expense                             (7,281)         (8,267)        (21,154)        (21,277)
   Miscellaneous, net                           (2,958)         (2,964)         51,653          (9,322)
                                             ---------       ---------       ---------       ---------
                                                (7,462)         (8,067)         36,123         (23,783)
                                             ---------       ---------       ---------       ---------


Income before income taxes                     457,289         359,771         742,358         586,301


Income taxes                                   186,404         146,475         307,343         240,315
                                             ---------       ---------       ---------       ---------


   Net income                           $      270,885  $      213,296  $      435,015  $      345,986
                                             =========       =========       =========       =========


   Net income per share                 $         0.47  $         0.37  $         0.75  $         0.60
                                             =========       =========       =========       =========




                                                       See notes to consolidated financial statements.

                         UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                                 Six Months Ended June 30, 1994 and 1993
                                            (000's omitted)
                                               (unaudited)

                                                                 Cumulative
                                            Additional             Foreign       Total
                            Common Stock     Paid-In   Retained   Currency    Shareowners'
                           Shares   Amount   Capital   Earnings  Adjustments    Equity
Balance, January 1, 1993  595,000  $59,500  $241,852  $3,394,289   $ 24,791     $3,720,432
  Net income                    -        -         -     345,986          -        345,986
  Gain on issuance of
    common stock held
    for stock plans             -        -    17,444           -          -         17,444
  Exercise of stock
    options                     -        -    (2,049)          -          -         (2,049)
  Dividends
    ($.25 per share)            -        -         -    (143,377)         -       (143,377)
  Foreign currency
    adjustments                 -        -         -           -    (20,663)       (20,663)
  Reclassification of
    common stock held
    for stock plans       (15,000)  (1,500)        -   (274,683)          -       (276,183)
                          -------   ------    ------   --------     -------      ---------

Balance, June 30, 1993    580,000  $58,000   $257,247  $3,322,215  $  4,128     $3,641,590
                          =======   ======    =======   =========   =======      =========


Balance, January 1, 1994  580,000  $58,000  $264,401  $3,644,047   $(21,939)    $3,944,509
  Net income                    -        -        -      435,015          -        435,015
  Gain on issuance of
    common stock held
    for stock plans             -        -    14,948           -          -         14,948
  Exercise of stock
    options                     -        -    (5,841)          -          -         (5,841)
  Dividends
    ($.25 per share)            -        -         -    (140,556)         -       (140,556)
  Foreign currency
    adjustments                 -        -         -           -      27,090        27,090
                          -------   ------   -------   ---------     -------     ---------

Balance, June 30, 1994    580,000  $58,000  $273,508  $3,938,506    $  5,151    $4,275,165
                          =======   ======   =======   =========     =======     =========

                             See notes to consolidated financial statements.

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 1994 and 1993
                                 (000's omitted)
                                   (unaudited)

                                                      1994          1993
                                                    ---------     ---------

Cash flows from operating activities:
  Net income                                       $  435,015    $  345,986
    Adjustments to reconcile net income to
  net cash provided from operating
  activities:
         Depreciation and amortization                383,565       350,669
         Postretirement benefits                       48,822        39,583
         Deferred taxes, credits, and other           (31,128)          437
         Changes in assets and liabilities:
           Accounts receivable                       (256,739)       62,348
           Materials, supplies and prepaid
           expenses                                   (86,459)      (22,110)
           Common stock held for stock plans         (314,272)       56,684
           Accounts payable                            70,042      (109,728)
           Accrued wages and withholdings              97,533        71,905
           Income taxes payable                       (14,758)       (8,872)
           Other current liabilities                  (36,330)       11,273
                                                    ---------     ---------

    Net cash provided from operating
      activities                                      295,291       798,175
                                                    ---------     ---------

Cash flows from investing activities:
  Capital expenditures - net                         (638,894)     (359,201)
  Other asset payments                                 13,746        15,955
                                                    ---------     ---------

    Net cash (used in) investing activities          (625,148)     (343,246)
                                                    ---------     ---------

Cash flows from financing activities:
  Proceeds from borrowings                            300,485       206,179
  Repayment of borrowings                             (24,672)     (210,491)
  Redemption of common stock                                -      (276,183)
  Dividends                                          (140,556)     (143,377)
  Other transactions                                    9,107        15,395
                                                    ---------     ---------

    Net cash provided from (used in)
      financing activities                            144,364      (408,477)
                                                    ---------     ---------

Effect of exchange rate changes on cash                19,848       (17,801)
                                                    ---------     ---------

Net increase (decrease) in cash and
  short-term investments                             (165,645)       28,651

Cash and short-term investments:
  Beginning of period                                 280,960       133,398
                                                    ---------     ---------

  End of period                                    $  115,315    $  162,049
                                                    =========     =========

Cash paid during the period for:
  Interest (net of amount capitalized)             $   27,636    $   27,827
                                                    =========     =========

  Income taxes                                     $  306,355    $  257,138
                                                    =========     =========


                 See notes to consolidated financial statements.

             UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (unaudited)


1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its Managers Incentive Plan, Thrift Plan and Retirement Plan based on one quarter of the estimated annual expense for each three month period.

 On August 6, 1993, Congress approved the Omnibus Budget Reconciliation Act of 1993, which includes an increase in the maximum corporate, Federal income tax rate from 34% to 35% effective January 1, 1993. Accordingly, the Company revised its estimated annual effective income tax rate and adjusted its deferred tax liabilities during the third quarter of 1993. Had the Company used the revised estimated annual effective income tax rate during the six months ended June 30, 1993, the provision for income taxes would have been increased by approximately $38 million, including an adjustment to deferred tax liabilities at January 1, 1993 of approximately $32 million.

 Net income per share is based on 580,000,000 shares in both
1994 and 1993, including common stock held for stock plans.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three months and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

 In addition, the agents have raised a number of other issues, some of which relate to the timing of deductions, involving the characterization of expenses as capital rather than ordinary, and some of which relate to UPS's entitlement to the Investment Tax Credit in the 1984 through 1987 tax years. The adjustments sought on these issues aggregate $127 million in tax, most of which would reverse in future years, plus penalties and interest.

          UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (unaudited)


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

4. Miscellaneous, net in the consolidated statement of income includes a gain of approximately $46 million which resulted from the sale of a long-term investment property in January 1994.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended June 30, 1994 and 1993

 Revenue increased by $480 million, or 11.0% for the three months ended June 30, 1994 over the three months ended June 30, 1993. For the second quarter of 1994, domestic revenue totaled $4.297 billion, an increase of $425 million over the second quarter of 1993, and international revenue totaled $531 million, an increase of $55 million. Domestic revenue increased as a result of higher volume (up 3.2%), favorable changes in rates and a shift toward higher yielding packages. On February 7, 1994, published rates for domestic ground services for commercial and residential deliveries were increased by 3.8% and 4.3%, respectively. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively.

 The increase in international revenue was attributable to higher volume, which was up 7.0%.

 Although operating expenses increased by $382 million, or 9.6%, the operating ratio improved from 91.5 in 1993 to 90.4 in 1994. This was primarily the result of proportionately lower automotive and occupancy expenses.

 Operating profit for the period increased by $97 million, or 26.3%, as a result of the higher revenue and improved operating ratio discussed above.

 Income before income taxes ("pre-tax income") increased $98 million, or 27.1%. Domestic pre-tax income amounted to $549 million, an increase of $114 million, or 25.9% over the corresponding quarter of the previous year as a result of higher operating profit. The international pre-tax loss increased by $16 million, or 21.1%, bringing the total international pre-tax loss to $92 million for the quarter.

    The international pre-tax loss attributable to the foreign domestic operations increased by $24 million, or 55.3% as a result of continued weak economic conditions and tough competition. The pre-tax loss associated with export operations decreased by $8 million, or 25.9% as a result of increased volume and the achievement of greater cost efficiencies in the international network. Export volume increased by 50.0% and 17.8% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

 Net income increased approximately $58 million, or 27%. This increase resulted primarily from the higher operating profit described above. See Note 1 to the consolidated financial statements for a discussion of the impact of an increase in the maximum corporate, federal income tax rate approved by Congress on August 6, 1993.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Six Months Ended June 30, 1994 and 1993

 Revenue increased by $801 million, or 9.4% for the six months ended June 30, 1994 over the six months ended June 30, 1993. For the first six months of 1994, domestic revenue totaled $8.314 billion, an increase of $699 million over the first six months of 1993, and international revenue totaled $1.04 billion, an increase of $102 million. Domestic revenue increased for the same reasons described above for the second quarter--primarily due to higher volume (up 1.3%), first quarter rate increases and a continuing shift toward higher yielding packages.

 The increase in international revenue was attributable to higher volume, which was up 9.7%.

 Although operating expenses increased by $705 million, or 8.9%, the operating ratio improved from 92.9 in 1993 to 92.4 in 1994. This improvement occurred during the second quarter of 1994 and offset proportionally higher costs suffered during the first quarter associated with a one day strike in February and severe weather conditions which periodically disrupted both air and ground services.

 Operating profit for the period increased by $96 million, or 15.8%, as a result of the higher revenue and improved operating ratio discussed above.

 Income before income taxes ("pre-tax income") increased $156 million, or 26.6%. Domestic pre-tax income amounted to $910 million, an increase of $173 million, or 23.5% over the corresponding period of the previous year. The increase was primarily the result of higher operating profit and the sale of a long-term investment property during the first quarter of 1994 at a gain of approximately $46 million. The international pre-tax loss increased by $17 million, or 11.3%, bringing the total international pre-tax loss to $168 million for the first six months of 1994.

    The international pre-tax loss attributable to the foreign domestic operations increased by $31 million, or 37.3% for the same reasons discussed under the second quarter. The pre-tax loss associated with export operations decreased by $14 million, or 20.4% as a result of increased volume and the achievement of greater cost efficiencies in the international network. Export volume increased by 54.6% and 17.3% for international and U.S. origin, export shipments, respectively. As noted in the second quarter discussion, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

 Net income increased approximately $89 million, or 25.7%.
This increase resulted primarily from the higher operating profit and a gain on a long-term investment property described above. See
Note 1 to the consolidated financial statements for a discussion of the impact of an increase in the maximum corporate, federal income tax rate approved by Congress on August 6, 1993.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


 The results of operations for the three months and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Liquidity and Capital Resources

 As of June 30, 1994, UPS had borrowings outstanding of $278 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. Management believes that these funds, combined with the Company's internally generated resources and revolving credit facility, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

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



                      UNITED PARCEL SERVICE OF AMERICA, INC.
                                    (Registrant)


                           By:  /S/ Robert J. Clanin

                                    Robert J. Clanin
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer




























Date:  August 15, 1994