Form 10-Q
period 1994-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1994-11-14
CIK 809697

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
                      For the Quarter Ended September 30, 1994

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

          YES    X     NO
             -------     --------
                       Common Stock, par value $.10 per share

                                  (Title of Class)

                                 580,000,000 shares
                         Outstanding as of November 14, 1994

                           PART I.  FINANCIAL INFORMATION
               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                September 30, 1994 (unaudited) and December 31, 1993
                        (000's omitted except share amounts)

     ASSETS                                               1994         1993
                                                        --------     --------

     CURRENT ASSETS:
          Cash and short-term investments             $   316,977  $   280,960
          Accounts receivable                           1,460,405    1,159,612
          Materials, supplies and prepaid expenses        599,282      659,147
          Common stock held for stock plans               309,368      283,112
                                                       ----------   ----------
                TOTAL CURRENT ASSETS                    2,686,032    2,382,831

     PROPERTY, PLANT AND EQUIPMENT - at cost, net of
          accumulated depreciation of $5,180,416 in
          1994 and $4,705,218 in 1993                   7,376,691    6,763,770

     OTHER ASSETS                                         430,067      427,230
                                                       ----------   ----------
                                                      $10,492,790  $ 9,573,831
                                                       ==========   ==========

     LIABILITIES AND SHAREOWNERS' EQUITY

     CURRENT LIABILITIES:
          Short-term debt                             $    10,655  $     5,588
          Accounts payable                              1,014,426      870,089
          Accrued wages and withholdings                1,037,254      918,943
          Income taxes payable                             47,030       72,505
          Deferred income taxes                            87,310       74,545
          Other current liabilities                       442,699      437,416
                                                       ----------   ----------
                 TOTAL CURRENT LIABILITIES              2,639,374    2,379,086
                                                       ----------   ----------

     LONG-TERM DEBT, net of current maturities
          of $1,435 in 1994 and $5,588 in 1993            853,678      852,266
                                                       ----------   ----------

     ACCUMULATED POSTRETIREMENT BENEFIT
          OBLIGATION, NET                                 596,468      518,726
                                                       ----------   ----------

     DEFERRED TAXES, CREDITS AND OTHER LIABILITIES      1,854,658    1,879,244
                                                       ----------   ----------

     SHAREOWNERS' EQUITY:
          Preferred stock, no par value,
             Authorized 200,000,000 shares, none issued         -            -
          Common stock, par value $.10 per share,
             Authorized 900,000,000 shares, issued
             580,000,000                                   58,000       58,000
          Additional paid-in capital                      292,574      264,401
          Retained earnings                             4,170,430    3,644,047
          Cumulative foreign currency adjustments          27,608      (21,939)
                                                       ----------   ----------
                                                        4,548,612    3,944,509
                                                       ----------   ----------
                                                      $10,492,790  $ 9,573,831
                                                       ==========   ==========

                   See notes to consolidated financial statements.

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
           Three Months and Nine Months Ended September 30, 1994 and 1993
                      (000's omitted except per share amounts)
                                     (unaudited)

                                     Three Months Ended       Nine Months Ended

                                      1994        1993        1994        1993
                                 ----------  ---------- ----------- -----------
Revenue                          $4,884,565  $4,390,186 $14,238,422 $12,943,290
                                  ---------   ---------  ----------  ----------
Operating Expenses:
  Wages and employee benefits     2,925,387   2,711,392   8,597,579   7,808,545
  Other                           1,553,017   1,305,548   4,528,447   4,151,415
                                  ---------   ---------  ----------  ----------
                                  4,478,404   4,016,940  13,126,026  11,959,960
                                  ---------   ---------  ----------  ----------
  Operating Profit                  406,161     373,246   1,112,396     983,330
                                  ---------   ---------  ----------  ----------

Other income and (expense):
  Interest income                     3,574       6,528       9,198      13,344
  Interest expense                   (2,766)     (6,833)    (23,920)    (28,110)
  Miscellaneous, net                (12,369)      2,872      39,284      (6,450)
                                  ---------    --------   ---------   ---------
                                    (11,561)      2,567      24,562     (21,216)
                                  ---------    --------   ---------   ---------

Income before income taxes          394,600     375,813   1,136,958     962,114


Income taxes                        162,676     187,107     470,019     427,422
                                  ---------    --------   ---------   ---------

  Net income                     $  231,924  $  188,706 $   666,939 $   534,692
                                  =========   =========  ==========  ==========

  Net income per share           $     0.40  $     0.33 $      1.15 $     0.92
                                   ========   =========  ==========  =========




                   See notes to consolidated financial statements.
/TABLE

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Nine Months Ended September 30, 1994
                                   (000's omitted)
                                     (unaudited)

                                                        Cumulative
                                   Additional            Foreign     Total
                     Common Stock   Paid-In   Retained   Currency  Shareowners'
                    Shares  Amount  Capital   Earnings  Adjustments  Equity
Balance, January 1,
  1994              580,000 $58,000  $264,401 $3,644,047 $(21,939)  $3,944,509
  Net income              -       -         -    666,939        -      666,939
  Gain on issuance
  of common stock
  held for stock
  plans                   -       -    34,014          -        -       34,014
  Exercise of stock
    options               -       -    (5,841)         -        -       (5,841)
  Dividends
    ($.25 per share)      -       -         -   (140,556)       -     (140,556)
  Foreign currency
    adjustments           -       -         -          -   49,547       49,547
                    -------  ------   -------  ---------   ------    ---------
Balance, September
   30, 1994         580,000 $58,000  $292,574 $4,170,430  $27,608   $4,548,612
                    =======  ======   =======  =========   ======    =========


                   See notes to consolidated financial statements.
/TABLE

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                    Nine Months Ended September 30, 1994 and 1993
                                   (000's omitted)
                                     (unaudited)

                                                         1994        1993

    Cash flows from operating activities:
      Net income                                    $  666,939   $  534,692
        Adjustments to reconcile net income to net
        cash provided from operating activities:
             Depreciation and amortization             582,856      516,537
             Postretirement benefits                    77,742       59,008
             Deferred taxes, credits, and other        (28,881)      80,348
             Changes in assets and liabilities:
               Accounts receivable                    (300,793)     (15,767)
               Materials, supplies and prepaid
                 expenses                               11,093      122,116
               Common stock held for stock plans       (26,256)      28,842
               Accounts payable                        144,337      (16,913)
               Accrued wages and withholdings          118,311      138,007
               Income taxes payable                    (25,475)       8,689
               Other current liabilities                 5,283       43,288
                                                     ---------    ---------

        Net cash provided from operating
           activities                                1,225,156    1,498,847
                                                     ---------    ---------

    Cash flows from investing activities:
      Capital expenditures - net                    (1,096,829)    (688,747)
      Other asset payments                               2,303       27,415
                                                     ---------      -------
        Net cash (used in) investing activities     (1,094,526)    (661,332)
                                                     ---------      -------
    Cash flows from financing activities:
      Proceeds from borrowings                          55,900      208,040
      Repayment of borrowings                          (49,602)    (215,741)
      Redemption of common stock                             -     (276,184)
      Dividends                                       (140,556)    (143,913)
      Other transactions                                28,173       15,820
                                                     ---------     --------
        Net cash (used in) financing activities       (106,085)    (411,978)
                                                     ---------     --------
    Effect of exchange rate changes on cash             11,473       (4,698)
                                                     ---------     --------
    Net increase in cash and
      short-term investments                            36,018      420,839

    Cash and short-term investments:
      Beginning of period                              280,960      133,398
                                                     ---------    ---------
      End of period                                 $  316,978   $  554,237
                                                     =========    =========

    Cash paid during the period for:
      Interest (net of amount capitalized)          $   18,849   $   15,440
                                                     =========    =========
      Income taxes                                  $  503,385   $  387,243
                                                     =========    =========

                   See notes to consolidated financial statements.

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Three Months and Nine Months Ended September 30, 1994 and 1993
                                     (unaudited)


       1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its Managers Incentive Plan, Thrift Plan and Retirement Plan based on one quarter of the estimated annual expense for each three month period.

            During the third quarter of 1993, the maximum U.S. Federal income tax rate for corporations was increased from 34% to 35%, effective
       January 1, 1993.   In addition to increasing  the Company's income tax
       accrual for its 1993 current and deferred taxable income, the Company made a $31.8 million adjustment to reflect the effect of the rate change on its deferred tax liabilities as of January 1, 1993, during the third quarter of 1993.

            Net income per share is based on 580,000,000 shares in both 1994 and 1993, including common stock held for stock plans.

       2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three months and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

       3. UPS has entered into interest rate swap agreements to lower the effective interest rate on its debentures. These agreements have an average remaining life of two years. The periodic settlement payments are accrued monthly, as either a charge or credit to expense, and are not material to net income. Based on estimates provided by third party investment bankers, the fair value of the Company's interest rate swap agreements is not material to the Company's financial statements.

            The Company also purchases options to reduce the impact of changes in foreign currency rates on its foreign currency purchases and to moderate the impact of major increases in the cost of crude oil on fuel expense. The options are adjusted to fair value at period end based on market quotes and are not material to the Company's financial statements.

            UPS is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, UPS does not anticipate nonperformance by the counterparties. UPS is exposed to market risk based upon changes in interest rates, foreign currency exchange rates, and crude oil prices.

               UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Three Months and Nine Months Ended September 30, 1994 and 1993
                                     (unaudited)


       4. Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1984 through 1987 tax years. The assertions are based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package
       insurance purchased by UPS's customers from unrelated insurers.   The
       adjustments sought by the agents relating to package insurance are based on a number of inconsistent theories and range from $97 million to $183 million of tax, plus penalties and interest.

            In addition, the agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1984 through 1987 tax years. The adjustments sought on these issues aggregate $127 million in tax, the majority of which would reverse in future years, plus penalties and interest.

            Management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. No assessment has been made by the IRS with respect to the years 1984 through 1987, and the Company is pursuing protests before the IRS's Appeals Division against the
       imposition of any additional tax liability.   The matter is awaiting a
       hearing before the IRS Appeals Division. The IRS has not proposed adjustments for years subsequent to 1987, although the IRS may take positions similar to those in the reports described above for periods after 1987.

       5. Miscellaneous, net in the consolidated statement of income for the nine months ended September 30, 1994, includes a gain of approximately $46 million which resulted from the sale of a long-term investment property in January 1994.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


       Three Months Ended September 30, 1994 and 1993

            Revenue increased by $494 million, or 11.3% for the three months ended September 30, 1994 over the three months ended September 30, 1993. For the third quarter of 1994, domestic revenue totaled $4.314 billion, an increase of $398 million over the third quarter of 1993, and international revenue totaled $570 million, an increase of $96 million.

            Domestic revenue increased as a result of higher volume (up 3.5%), favorable changes in rates and a shift toward higher yielding packages. On February 7, 1994, published rates for domestic ground services for commercial and residential deliveries were increased by 3.8% and 4.3%, respectively. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively.

            The increase in international revenue was primarily attributable to
       higher volume, which was up 5.8%.   In addition,  the majority of the
       increased volume related to higher yielding export packages.

            Operating expenses increased by $461 million, or 11.5%, which was commensurate with the increase in revenues. Higher wages and employee benefits and increased costs for chartered aircraft, rail services, and international purchased transportation accounted for the majority of the increase.

            Operating profit for the period increased by $33 million, or 8.8%, as a result of the higher revenue.

            Income before income taxes ("pre-tax income") increased $19 million, or 5.0%. Domestic pre-tax income amounted to $485 million, an increase of $41 million, or 9.3% over the corresponding quarter of the previous year and resulted from higher operating profit. The international pre-tax loss increased by $22 million, or 33.3%, bringing the total international pre-tax loss to $90 million for the quarter.

           The international pre-tax loss attributable to the foreign domestic operations increased by $19 million, or 45.6%, primarily as a result of competitive factors. The pre-tax loss associated with export operations increased by $3 million, or 13.4%. Export volume increased by 41.0% and 15.3% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

            Net income increased approximately $43 million, or 22.9%.   This
       increase resulted primarily from adjustments to income tax expense recorded in the third quarter of 1993 to reflect the effect of the August 1993 increase in the maximum U.S. Federal income tax rate for corporations from 34% to 35%, effective January 1, 1993. See also Note 1 to the accompanying unaudited consolidated financial statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

       Nine Months Ended September 30, 1994 and 1993

            Revenue increased by $1.295 billion, or 10.0% for the nine months ended September 30, 1994 over the nine months ended September 30, 1993. For the first nine months of 1994, domestic revenue totaled $12.628 billion, an increase of $1.096 billion over the first nine months of 1993, and international revenue totaled $1.610 billion, an increase of $198 million.

            Domestic revenue increased for the same reasons described above for the third quarter--primarily due to higher volume (up 2.0%), first quarter rate increases and a continuing shift toward higher yielding packages.

            The increase in international revenue was primarily attributable to
       higher volume, which was up 8.3%.   In addition, the majority of the
       increased volume related to higher yielding, export packages.

            Operating expenses increased by $1.166 billion, or 9.7%, which was commensurate with the increase in revenues. Higher wages and employee benefits and increased costs for chartered aircraft, rail services, and international purchased transportation accounted for the majority of the increase.

            Operating profit for the period increased by $129 million, or 13.1%, as a result of the higher revenue.

            Income before income taxes ("pre-tax income") increased $175 million, or 18.2%. Domestic pre-tax income amounted to $1.395 billion, an increase of $215 million, or 18.2% over the corresponding period of the previous year. The increase was primarily the result of higher operating profit and the sale of a long-term investment property during the first quarter of 1994 at a gain of approximately $46 million. The international pre-tax loss increased by $40 million, or 18.4%, bringing the total international pre-tax loss to $258 million for the first nine months of 1994.

           The international pre-tax loss attributable to the foreign domestic operations increased by $50 million, or 40.1%, for the same reasons discussed under the third quarter. The pre-tax loss associated with export operations decreased by $10 million, or 11.1%, as a result of increased volume and the achievement of greater cost efficiencies in the international network. Export volume increased by 49.2% and 16.7% for international and U.S. origin, export shipments, respectively. As noted in the third quarter discussion, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

            Net income increased approximately $132 million, or 24.7%. This increase resulted primarily from the higher operating profit, a gain on a long-term investment property described above and a deferred tax adjustment recorded in 1993 to reflect the effect of the increase in the maximum U.S. Federal income tax rate for corporations from 34% to 35%. See also Note 1 to the accompanying unaudited consolidated financial statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


            The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

       Liquidity and Capital Resources

            As of September 30, 1994, UPS had borrowings outstanding of $9 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. Management believes that these funds, combined with the Company's internally generated resources and revolving credit facility, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

            Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1984 through 1987 tax years. Reference is made here to
       Note 4 to the accompanying unaudited consolidated financial statements for more information.

            Between August 15 and September 30, 1994, UPS conducted a rescission offer pursuant to which UPS offered to repurchase certain unregistered shares. The rescission offer applied to shares of UPS Common Stock purchased from UPS between November 15, 1993 and August 4, 1994 pursuant to UPS's Continuous Offering, and to shares of Capital Stock of Overseas Partners Ltd. that were purchased from UPS between August 5, 1993 and August 4, 1994 under the offering. The shares had been sold by UPS without registration under the Securities Act of 1933 due to an administrative error which resulted in greater numbers of shares being sold than had been registered. The rescission offer was accepted as to 6,612 UPS shares and 2,153 OPL shares by a total of 107 individuals, who received $157,806 aggregate consideration from UPS on October 15, 1994. As a result of completing the rescission offer, management believes that UPS has no material continuing liability with respect to the sale of the unregistered shares.

                                       PART II


       Item 6 - Exhibits and reports on Form 8-K

            a)  Exhibits:  none
            b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

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




























       Date:  November 14, 1994