Form 10-K405
UNITED PARCEL SERVICE OF AMERICA INC
filed 1995-03-31
CIK 809697

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1994          Commission File No. 0-4714
                          -----------------                              ------

                    United Parcel Service of America, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           95-1732075
---------------------------------                     -------------------------
(State or other jurisdiction                          (I.R.S. Employer ID. No.)
of incorporation or organization)


55 Glenlake Parkway, NE, Atlanta, Georgia                        30328
-----------------------------------------             -------------------------
(Address of principal executive office)                        (ZIP Code)

                             Area (404) 828-6000
                             -------------------
                              (Telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each Exchange on which registered

      None                                              None
-------------------                              --------------------
         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
-------------------------------------------------------------------------------
                               (Title of Class)

 Common Stock, par value $.10 per share, subject to UPS Managers Stock Trust
-------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No    .
                                                ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $23.75, the price per share, as of February 28, 1995, at which UPS expressed its willingness to purchase its shares from shareowners wishing to sell their shares, was $11,585,644,559.

         The number of shares of UPS Common Stock outstanding as of February 28, 1995, was 580,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 11, 1995 are incorporated by reference in answer to Part III of this Report.

                                    PART I

Item 1.  Business.

         United Parcel Service of America, Inc., through subsidiaries, provides specialized transportation services, primarily through the delivery of packages. Service is offered throughout the United States and over 200 other countries and territories around the world. In terms of revenue, UPS is the largest package delivery company in the world. During 1994 UPS delivered approximately 3 billion packages. UPS currently has approximately 1.4 million customer locations to which it provides daily pickup services.

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


Delivery Service in the United States

         Ground Services

         UPS is engaged primarily in the delivery of packages with dimensional limitations of 108 inches in length and 130 inches in length and girth combined. Effective February 1994, UPS increased the weight limit for individual packages from 70 to 150 pounds for interstate and certain intrastate deliveries. As of January 1, 1995, as a result of deregulation, the 150 pound weight limit was made available in all of the 48 contiguous states. UPS provides interstate and intrastate ground service to every address in the 48 contiguous states and between those states and Hawaii and Alaska. In Hawaii, an intra-island service is provided between addresses on Oahu and an inter-island air service is offered between all islands of the state. In Alaska, an intrastate package delivery service is available throughout the state.

         Effective January 1, 1995, UPS began providing Hundredweight Service(SM) for ground shipments to all 48 contiguous states. Under this service, contract rates are established for multi-package shipments weighing in the aggregate 200 pounds or more and addressed to one consignee at one location on one day. Customers can realize savings on such shipments compared to regular ground service rates. In 1994, UPS Hundredweight volume grew over 36% from 1993. This growth was primarily due to the increase in new customers as a result of the Teamsters strike of less-than-truckload (LTL) carriers last spring. UPS has managed to retain much of the volume after the strike ended. UPS Hundredweight also offers Weight Break Pricing, which provides rate incentives for shipments of over 500 pounds.

         UPS also provides UPS GroundSaver(SM), a contract service, offering special rates and services for business-to-business shipments to specified ZIP Codes. GroundSaver revenue for 1994 increased over 15% from 1993.

         UPS's domestic ground revenue increased in 1994 by 5.3% over 1993 as a result of higher volume, which was up 0.5%, favorable changes in rates and higher average weights per package. For a description of the rate increase, see "Item 1 -- Rates."


         Domestic Air Services

         UPS provides domestic air delivery services known as "UPS Next Day Air(R)" and "UPS 2nd Day Air(R)," which are available throughout the United States and Puerto Rico. UPS also provides UPS Prepaid Letter, which permits customers to purchase UPS Next Day Air and 2nd Day Air Letters in advance at lower prices. For both UPS Next Day Air and UPS 2nd Day Air, packages and documents are either picked up from shippers by UPS or are dropped off by shippers at Air Service Centers or Letter Centers located throughout UPS's service network.

         UPS offers guaranteed delivery by 10:30 a.m. for UPS Next Day Air Packages and Letters sent to areas covering over 76% of the U.S. population and noon delivery to areas covering an additional 15% of the U.S. population. In 1994, UPS introduced Early A.M.(SM) service in all of the 48 contiguous states, which provides guaranteed next-day delivery of packages and documents by 8:30 a.m. In 1993, UPS began offering Next Day Air Saver(SM), which is Next Day Air delivery in the afternoon -- by either 3 p.m. or 4:30 p.m., depending on location, at a slightly lower rate than 10:30 a.m. delivery. UPS also guarantees on-schedule delivery of UPS 2nd Day Air packages.

         In early 1995, UPS acquired SonicAir, a provider of same-day delivery and third-party logistics services. Through this wholly-owned subsidiary, customers will be offered same-day delivery anywhere in the continental United States, as well as next-flight-out services internationally.

         UPS offers Saturday Delivery for UPS Next Day Air shipments to an area covering approximately 76% of all UPS customers. UPS also offers Saturday Pickup service of air shipments in all areas served by UPS Saturday delivery. Further, in 1993, UPS began accepting hazardous materials in its air services, for an additional charge.

         UPS offers UPS Next Day Air and UPS 2nd Day Air Hundredweight Service for package shipments totaling at least 100 pounds addressed to one consignee at one location on the same day. UPS Air Cargo Service provides two services designed to fill what would otherwise be unfilled capacity on regular UPS flights: the transportation of containerized and palletized cargo in available space on UPS flights and aircraft charters when UPS planes are not being utilized by UPS.

         The volume of UPS's higher margin air services, such as UPS Next Day Air service, continued to grow during 1994. In 1994, UPS's air services' volume increased by 22% and revenues increased by 20%.

         To enable UPS to accommodate future demand for air delivery services, UPS, in 1994, completed an expansion of its Dallas, Texas regional air sorting facility and opened a new regional air sorting facility in Rockford, Illinois. UPS also has plans to open an additional new regional air sorting facility in Columbia, South Carolina in 1995. Other regional air sorting facilities are located in Ontario, California and Philadelphia, Pennsylvania. In 1993, UPS ordered thirty new Boeing 767 freighter aircraft and ten more 757 freighter aircraft, in addition to the twenty-one 757 freighter aircraft previously ordered, to meet anticipated future growth in air delivery volume. In 1994, UPS took delivery of twelve more 757 freighter aircraft. For a further description of UPS's properties, see "Item 2 -- Properties."

         Delivery services in the United States accounted for 88.4%, 89.0% and 89.1% of UPS's consolidated revenue in 1994, 1993 and 1992, respectively. For further financial information relating to foreign and domestic operations, see
Note 10 to the Consolidated Financial Statements.


International Delivery Service

         UPS offers international air service between over 200 countries and territories throughout the world. During 1994, UPS focused its worldwide, transborder and domestic services on two major markets -- Europe and North America. UPS is the only package delivery company in Europe with fully integrated European ground and air delivery linked to a global operation. As discussed more fully in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," the number of International Air packages handled increased substantially in 1994.

         Domestic air service is offered throughout Canada, Germany, Italy, and Spain. Ground service is provided throughout Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Malaysia, Mexico, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. UPS's transborder air and ground services within Europe are enhanced by UPS EuroExpress ("EuroExpress") and UPS EuroExpedited ("EuroExpedited") services.

         EuroExpress is a pan-European air service that offers next-day delivery before noon for shipments between major metropolitan areas, covering more than 80% of the population. EuroExpedited uses roadways to deliver packages and freight between 15 countries, with shipments tracked electronically. With the easing of border restrictions throughout Europe during early 1993, EuroExpedited shipments take more direct routes between countries, thereby reducing transit times.

         In 1994, UPS continued its services between Canada, Mexico and the United States. UPS offers three levels of service between these countries:
Express, for delivery in one business day; Expedited, for delivery usually within three days; and Standard, for transborder ground delivery. Expedited service is new for these countries, as is ground service between Mexico and the United States.

         UPS Worldwide Express ("Worldwide Express") provides delivery of urgent packages, documents and letters to over 200 countries and territories. Worldwide Express shipments are generally delivered within two business days. During 1993, the document delivery schedules for most Worldwide Express customers were improved with the commencement of overnight service from 21 major U.S. cities to major business centers in Asia, Europe, Mexico and South America, and in 1994, UPS added an on-time guarantee to Worldwide Express shipments. The competitive rates offered for Worldwide Express include customs clearance, which is facilitated by electronic transfer of customs information. Additionally, Worldwide Express provides for shipment tracking throughout the world using an advanced data network developed by UPS.

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

         During 1994, UPS suffered pre-tax losses in its international operations of approximately $327 million. The international pre-tax loss was primarily a result of losses from domestic operations outside of the United States caused by strong competition in European countries. However, revenues from all international services increased for 1994 by 16.2% over 1993. UPS expects to incur future losses in connection with its international operations.

         UPS's international delivery service accounted for approximately 11.6%, 11.0% and 10.9% of the consolidated revenues of UPS in 1994, 1993 and 1992, respectively. For financial information relating to foreign and domestic operations, see Note 10 to the Consolidated Financial Statements.


Other Services

         UPS offers customized services for certain types of customers or even a single customer, such as Consignee Billing and Delivery Confirmation. Consignee Billing was designed for customers who receive large amounts of merchandise from a number of vendors. UPS bills these consignee customers directly for the shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. UPS's Consignee Billing service volume increased 34% in 1994. Electronic tracking of all Consignee Billing Packages is offered, as well as on demand pick up service for return shipments. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries. Immediate confirmation is provided upon request. This service is available throughout the United States and Puerto Rico.

         UPS GroundTrac(SM) service electronically tracks ground packages so that UPS's customers can receive immediate information about the status of their packages while in transit. UPS TotalTrack(SM) is an enhanced tracking system. With the introduction of in-vehicle data transmission capabilities, this service enables U.S. customers to receive verification of deliveries within minutes after they are completed. Shippers can access tracking information 24 hours a day, seven days a week, by telephone or through the UPS MaxiTrac software system, which enables customers to track and trace their own packages via telecommunications links with UPS's electronic data systems. As of December 31, 1994, UPS had distributed MaxiTrac software to approximately 85,000 customers. UPS's MaxiShip System is a hardware-software system that assists customers in managing their shipping operations by automating a customer's shipping room with features such as automatic zoning, rating and printing of address labels, pickup records and shipping reports. As of December 31, 1994, approximately 25,500 customers were using MaxiShip software.


Rates

         On February 7, 1994, UPS raised its domestic ground rates for commercial and residential deliveries by 3.8% and 4.3%, respectively. On February 4, 1995, these rates were increased by 3.7% and 4.5%, respectively.
In 1994, published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, respectively. The published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively, in 1994. In 1995, the published rates for Next Day Air, 2nd Day Air and 3 Day Select packages were each increased 3.9%. The published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively, in 1995.


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

UPS is directing a larger proportion of its resources to delivering these higher revenue packages, providing customized services and obtaining the most current technology to improve package tracking and delivery confirmation services.

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

         The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft which have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Total expenditures under these programs for 1994 were $12 million. Each of these programs requires that UPS make periodic inspections of its aircraft. These inspections may result in a determination that additional repairs are required under these programs. Hence, the future cost of such repairs pursuant to the programs may fluctuate.

         Until January 1, 1995, ground transportation of packages by UPS in the United States was subject to regulation by the Interstate Commerce Commission ("ICC") and by various state regulatory agencies when such transportation was pursuant to common carrier certificates and contract carrier permits issued by the ICC and state agencies. After January 1, 1995, all state regulation of rates, routes and services was declared preempted by federal legislation, for both integrated intermodal carriers and motor carriers. UPS remains subject to the jurisdiction of the ICC, while the states maintain regulation over such areas as safety, insurance and hazardous materials. UPS is subject to similar regulation in many foreign jurisdictions.

Postal Rate Proceedings

         The Postal Reorganization Act of 1970 ("Act") created the Postal Service as an independent establishment of the executive branch of the federal government and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission ("Commission"). UPS believes that the Postal Service consistently attempts to set rates for its parcel, international and other competitive services generally below its costs of providing such services and to use excess revenues from its monopoly classes, particularly First Class letter mail, to subsidize those competitive services. Therefore, UPS participates in postal rate proceedings before the Commission in an attempt to secure what UPS believes to be at least minimum fairness in the Postal Service's competition for parcel delivery and expedited letter, document and parcel delivery business.

         In 1994, the Postal Service proposed a general rate increase for domestic mail. In particular, the Postal Service proposed increases for First Class letters and Express Mail of 10.3% and for Parcel Post of 13.2%. UPS intervened in the proceeding, contending that the increase for First Class letters was excessive and would cross-subsidize competitive services. On November 30, 1994, the Commission issued its recommended decision, reducing the increase for First Class letters to 8.9%, and recommending increases for Express Mail of 8.0% and Parcel Post of 18.3%. The Governors of the Postal Service in general accepted the Commission's recommended rates, and the rates became effective on January 1, 1995. However, the Postal Service sought clarification from the Commission on three issues. Reconsideration of these issues is pending before the Commission and might result in changes in the rate structures for two categories of mail -- Priority Mail and Bound Printed Matter. One mailer group, not including UPS, has petitioned the United States Court of Appeals for the District of Columbia for review of the decision of the
Governors to accept the Commission's recommended rates.   This appeal is
pending.

         In July, 1993, the Postal Service adopted, on a permanent basis, regulations implementing a new "International Customized Mail" service, in which the Postal Service would negotiate unique, customized contracts with large international mailers. Since the Commission does not have jurisdiction over the Postal Service's international rates and services, UPS Worldwide Forwarding, Inc. filed suit in the United States District Court for the District of Delaware. The suit sought to enjoin the new service on the ground that the Postal Reorganization Act of 1970, as amended, prohibits the Postal Service from negotiating rate and service contracts that differ from mailer to mailer. The complaint also alleged that the statute requires the Postal Service to obtain the consent of the President to all of its international rates, and that the Postal Service had violated that requirement. The district court found in favor of UPS and enjoined the Postal Service from entering into such contracts. The Postal Service's appeal from the district court's Order was argued before the United States Court of Appeals for the Third Circuit on March 10, 1995, and the matter is presently under consideration by that court.

         In 1992, the Postal Service proposed a new class of parcel mail, called bulk small parcel service. The proposed rates for this service would have been substantially below the existing rates of Parcel Post and of UPS.
The Postal Service had estimated that the new class, if approved, would have diverted nearly one hundred million parcels per year from UPS. UPS intervened before the Commission and opposed the creation of this new class of service and the adoption of the proposed rates, which UPS believed to be below cost and contrary to the Act. In August 1993, the Commission rejected the new class proposal, and instead recommended much lower discounts to be taken off of existing Parcel Post rates. The Governors of the Postal Service, in a decision issued on February 1, 1994, rejected the Commission's recommendation, and thus, there was no reduction in rates for this type of shipment.


Other Operations

         UPS's subsidiary, UPS Worldwide Logistics, Inc., offers a consultative service to develop customized solutions for a shipper's distribution needs.
UPS Inventory Express(SM) service, which provides for the storage of inventory, processing of orders and shipment of customers' products through a warehouse located near UPS's national air hub in Louisville, is part of this division.
In 1993, UPS established its second Inventory Express facility near UPS's European air hub in Cologne, Germany, which matches the overnight distribution capabilities of its U.S. counterpart in Louisville. Also supporting the Worldwide Logistics initiative is UPS's first bonded, multi-user European Distribution Center. This warehousing service is in the Netherlands, and UPS plans to set up several more warehousing centers across Europe in the next five years. These warehousing services facilitate quick entry of urgent shipments into the UPS system.

         Martrac, a UPS subsidiary, transports produce and other commodities in temperature-controlled trailers over railroads. Martrac's revenues and income before taxes decreased by 10.0% and 32.0%, respectively, primarily due to severe weather conditions suffered in the first quarter of 1994. Martrac's fleet now totals 1,483 trailers, a decrease of 3.7% from 1993.

         UPS Truck Leasing, Inc., a UPS subsidiary, ("UPS Truck Leasing"), rents and leases trucks and tractors to commercial users under full-service rental agreements. Through programs established with Worldwide Logistics, UPS Truck Leasing is capitalizing on a business trend toward increased outsourcing of trucking needs. As of December 31, 1994, UPS Truck Leasing had 40 facilities and a fleet of 3,917 vehicles. UPS Truck Leasing's revenues increased by 13% in 1994.



Environmental Regulation

         In 1989, regulations were adopted pursuant to the Resource Conservation and Recovery Act, which required owners and operators of underground storage tanks ("USTs") to test, upgrade and/or replace their USTs on a rolling schedule of deadlines through 1998. UPS substantially completed this project in 1993, five years ahead of the mandated Environmental Protection Agency

("EPA") schedule. UPS replaced approximately 2,833 USTs at a cost of $105 million.

         The Clean Air Act Amendments of 1990 require a ten-year phase in of alternative fuel vehicles by fleets in the urban areas with the worst air quality problems. In order to address these requirements, UPS began a project in 1989 using compressed natural gas ("CNG") as a fuel in the package cars. By the end of 1994, 250 package cars were running on CNG in various cities. In 1995, UPS has plans to add 104 CNG cars in San Ramon, California; 100 CNG cars in Atlanta; and between 100 and 200 CNG cars in Connecticut, where a tax credit incentive exists to assist in implementation of this program.

         The EPA's final rules under the Clean Air Act Amendments established regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The exemptions except clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, such as truck bans and time-of-day restrictions. It also permits the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.


Employees

         As of December 31, 1994, UPS had approximately 320,000 employees, an 11.9% increase over 1993. Most hourly employees are represented by unions, principally by locals of the International Brotherhood of Teamsters ("IBT").


Executive Officers

         Listed below is certain information relating to the executive officers and management of UPS.

                                                          Principal Occupation
                                                          and Employment During
 Name and Office                           Age          At Least the Last Five Years
 ---------------                           ---          -----------------------------
 John Alden                                53          Director (1988 to present),
 Senior Vice President                                 Senior Vice President and
 and Director                                          Business Development Group Manager (1986 to
                                                       present), UPS

 Robert J. Clanin                          51          Senior Vice President, Treasurer and Chief Financial
 Senior Vice President,                                Officer (1994 to present), Finance Manager (1990 to
 Treasurer and Chief                                   1994), Treasury Manager (1989-1990), UPS
 Financial Officer

 Francis J. Erbrick                        56          Senior Vice President (1989
 Senior Vice President                                 to present), Strategic Systems Manager (1992 to
                                                       present), Information Services Manager (1985 to
                                                       1992), UPS

                                                          Principal Occupation
                                                          and Employment During
 Name and Office                           Age          At Least the Last Five Years
 ---------------                           ---          -----------------------------
 Don R. Fischer                            57          Senior Vice President (1992 to present),
 Senior Vice President                                 International Systems and UPS Truck Leasing Manager
                                                       (1992 to present), Corporate Delivery Information
                                                       and Loss Prevention Manager (before 1987 to 1992),
                                                       UPS

 John J. Kelley                            59          Director (1992 to present), Senior Vice President
 Senior Vice President and Director                    and Human Resources Manager (1991 to present), Region
                                                       Manager (1983 to 1991), UPS

 James P. Kelly                            51          Director (1991 to present), Executive Vice President
 Executive Vice President and Director                 (1994 to present), Chief Operating Officer (1992 to
                                                       present),  U.S.A. Operations Manager (1990 to 1992),
                                                       Labor Relations Manager (1988 to 1990), UPS

 Joseph R. Moderow                         46          Director (1988 to present), Senior Vice President and
 Senior Vice President,                                Secretary (1986 to present), Legal and Public
 Secretary, General Counsel and                        Affairs Group Manager (1989 to present),
 Director                                              Legal Manager (1986 to 1989), UPS

 Kent C. Nelson                            57          Director (1983 to present), Chairman and Chief
 Chairman of the Board                                 Executive Officer (1989 to present),
 and Director (Chief                                   Vice Chairman (1989), Executive Vice President (1986
 Executive Officer)                                    to 1989), UPS

 Charles L. Schaffer                       49          Director (1992 to present), Senior Vice President
 Senior Vice President and Director                    and Engineering Group Manager (1990 to present), Plant
                                                       Engineering Manager (1989 to 1990), Strategic
                                                       Planning Staff (1988 to 1989), District Manager
                                                       (1987 to 1988), UPS

                                                          Principal Occupation
                                                          and Employment During
 Name and Office                           Age          At Least the Last Five Years
 ---------------                           ---          -----------------------------
 Edward L. Schroeder                       53          Senior Vice President (1993 to present),
 Senior Vice President                                 International Operations Coordinator (1993 to
                                                       present), Region Manager (1988 to 1993), District
                                                       Manager (1986 to 1988), UPS

 Calvin E. Tyler, Jr.                      52          Director (1991 to present), Senior Vice President
 Senior Vice President and Director                    (1988 to present), U.S.A. Operations Manager (1991
                                                       to present), Human Resources Manager (1988 to 1991),
                                                       Region Manager (1985 to 1988), UPS

 Thomas H. Weidemeyer                      47          Senior Vice President (1994 to present), Airline
 Senior Vice President                                 Operation Manager (1990 to 1994), Region Manager
                                                       (1989 to 1990), District Manager (1988 to 1989), UPS

 Clinton L. Yard                           55          Senior Vice President (1992 to present), National
 Senior Vice President                                 Operations Manager (1992 to present), Region Manager
                                                       (1988 to 1992), District Manager (1982 to 1988), UPS

         Each officer of UPS has been elected to serve until the next organizational meeting of the directors of UPS following the annual meeting of shareowners of UPS.


Item 2.  Properties.

         Operating Facilities

         During 1991, UPS moved its corporate office to Atlanta, Georgia. In 1994, UPS completed its new headquarters at a cost of $105 million, and moved all of its staff into the headquarters.

         Among UPS's principal operating facilities are those located in Dallas (Texas), Denver (Colorado), Earth City (Missouri), Grand Rapids (Michigan) and Palatine (Illinois). These operating facilities, having floor spaces which range from 350,000 to 1,000,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. UPS has recently completed construction of a large hub facility near Chicago, Illinois. This facility has floor space of approximately 1,900,000 square feet and has recently commenced operations on a limited basis. The estimated cost of this facility, including plant equipment, was approximately $318 million.

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

         UPS's aircraft are operated in a hub and spokes pattern in the United States. UPS's principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Philadelphia, Pennsylvania and Ontario, California. These hubs house facilities for sorting, transfer and delivery of packages. The Louisville hub handles the largest volume of packages for air delivery in the United States. In 1994, UPS finished construction of a regional air hub in Rockford, Illinois and completed the hub expansion in Dallas, Texas. UPS has plans to construct its last regional air hub in Columbia, South Carolina. UPS's European air hub is located in Cologne, Germany.

         UPS's computer operations have been consolidated in a 400,000 square foot leased facility located on a 39 acre site in Mahwah, New Jersey. The construction of a 27,000 square foot addition to the facility commenced in 1994 and should be completed by the fourth quarter of 1995. The addition will accommodate further expansions of up to 54,000 square feet. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. UPS has also begun construction of a 160,000 square foot facility located on a 25 acre site in the Atlanta, Georgia area, which will serve as a backup to the main facility in New Jersey. The new facility, to be completed in July 1995, will provide backup capacity in case a power outage or other disaster incapacitates the main data center, and it will also help meet future communication needs.


         Aircraft

         UPS operates a fleet of 462 aircraft. UPS's fleet at December 31, 1994 consisted of the following aircraft:


                                                           Number                  Number
         Description                                       Owned                   Leased
         -----------                                       ------                  ------
    McDonnell Douglas DC-8-71                                23                        1
    McDonnell Douglas DC-8-73                                26                        2
    Boeing 747-100                                            5                       18
    Boeing 757-200                                           29                       18
    Boeing 727-100                                           51                        -
    Boeing 727-200                                            8                        -
    Fairchild SA227-AT                                       11                        -
    Other                                                     -                      270
                                                            ---                      ---

    Total                                                   153                      309


         An inventory of spare engines and parts is maintained for each aircraft.

         All of UPS's DC-8-71's, DC-8-73's, B757PF's and 747-100's meet Stage III federal noise regulations. UPS is replacing the three engines on all but seven B727-100 aircraft with new, quieter engines. These re-engined B727-100's will meet Stage III federal noise regulations and will allow UPS to operate into airports with aircraft noise restrictions that exclude B727-100's that have not been re-engined. UPS will accomplish engine modifications for each of its eight 727-200 aircraft to achieve Stage III noise compliance.

         The current noise regulations do not impact the valuation of these aircraft as their depreciable lives all end before the final phase-in date for Stage III compliance in 1999. All other aircraft operated by UPS are not subject to Stage III noise regulations.

         In 1994, UPS completed a cockpit modernization program of all but seven aircraft in the B727-100 fleet. This modernization program consisted of replacing many of the original cockpit instruments with modern cathode ray tube
(CRT) instrumentation. In addition, the layout and positioning of instruments in these B727-100 cockpits has been standardized to a common configuration. A similar cockpit modernization program is also underway for all the UPS DC8-71 and DC8-73 aircraft. At this time, UPS has not committed seven B727-100's purchased in 1994 to either the re-engining program or the cockpit modernization program.

         During 1994, UPS ordered 30 new Boeing 767 freight aircraft (B767-300F) with options to buy 30 more. The delivery of the first 767 is scheduled for October 1995. UPS also accelerated the delivery of two B757-200 aircraft from 1995 to 1994. A total of 12 B757-200's were delivered to UPS in 1994. Eight B757-200's will be delivered to UPS in 1995, along with 5 B767-300F's. In addition, UPS has options for the purchase of 31 additional B757-200 aircraft and 30 B767-300F aircraft for delivery between 1997 and 2008, if additional aircraft are required.

         Vehicles

         UPS owns and operates a fleet of approximately 132,000 vehicles and leases 2,400 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including 1,483 temperature-controlled trailers owned by Martrac and 3,917 vehicles owned by UPS Truck Leasing. During 1994, approximately 4,245 package cars, tractors and trailers were purchased and approximately 3,764 older vehicles were retired.


Item 3.  Legal Proceedings.

         While UPS is routinely involved in litigation relating to the conduct of its business, there are no pending legal proceedings which, individually or in the aggregate, are material to the business of UPS. UPS was subject to tax audits by the United States Internal Revenue Service for the 1983 through 1987 tax years. Information regarding the tax audit is incorporated herein by reference from Note 4 to the Consolidated Financial Statements filed herewith.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                    PART II


Item 5.  Market for the Registrant's Common Equity And Related Stockholder
         Matters.

         UPS is authorized to issue 900,000,000 shares of common stock, par value $.10 per share, of which 580,000,000 shares were issued and outstanding (including those shares held by UPS for distribution in connection with its stock plans) as of February 28, 1995. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock have been issued or are outstanding.

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

         UPS notifies its shareowners periodically of its willingness to purchase shares at specified prices determined by the Board of Directors, in the event that shareowners wish to sell their shares. During 1994, UPS purchased 29,290,052 shares at an aggregate purchase price of approximately $632 million.

         In determining the prices, the Board considers a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS Common Stock to debt of UPS, other factors affecting the business and outlook of UPS and general economic conditions, as well as opinions furnished from time to time by two firms of investment counselors, each acting independently, as to the value of UPS shares. The Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and of publicly held companies, but its decisions have been based primarily on the judgment of the Board of Direc-tors as to the long-range prospects of UPS rather than what the Board considers to be the short-term trends relating to UPS or the values of securities generally. Thus, for example, the Board has not given substantial weight to short-term variations in average price-earnings ratios of publicly traded securities which at times have been considerably higher, and at other times, considerably lower, than those for UPS's securities. However, the Board's decision as to prices does take into account factors affecting generally the market prices of publicly traded securities, and prolonged changes in those prices could have an effect on the prices offered by UPS.

         One factor in determining the prices at which securities trade in the organized markets is that of supply and demand. When demand is high in relation to the shares which investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to the shares being sold. To date, the UPS Board of Directors has not given significant weight to considerations of supply and demand in determining the price to be paid by UPS for its shares. UPS has had a need for many of its shares for purposes of awards under the Plans, and eligible managers and supervisors have purchased many other available shares. When the number of shares acquired by UPS exceeds the number needed for these purposes within a reasonable period, the excess shares are constructively retired and treated as authorized and unissued shares by UPS.

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

         The prices at which UPS has published notices of its willingness to purchase shares of Common Stock since January 1993 have been as follows:


                          Dates                             Price
                          -----                             -----
                          1993
                          ----



         January 1 to February 18                           $18.50
         February 19 to May 19                              $18.75
         May 20 to August 18                                $19.25
         August 19 to November 17                           $19.75
         November 18 to February 16, 1994                   $20.75



                          1994                              Price
                          ----                              -----

         February 17 to May 25                              $21.25
         May 26 to August 24                                $22.00
         August 25 to November 17                           $23.00
         November 18 to February 15, 1995                   $23.50

         On February 16, 1995, UPS expressed its willingness to purchase shares at $23.75 per share, which is still the price at the date of this report.

         In February 1995, UPS distributed an aggregate of 6,487,408 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 29,462 employees at a managerial or supervisory level. In February 1994, it distributed an aggregate of 6,325,902 shares of UPS Common Stock under that Plan to a total of 28,096 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus, dated February 1, 1995, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act").
However, the shares awarded were registered under the 1933 Act to permit resales of the shares consistent with the interpretations of the Securities and Exchange Commission under Rule 144 adopted under the 1933 Act.

         During 1994, 1,215,680 shares of UPS Common Stock were distributed to 1,881 employees upon the exercise of stock options granted to them by UPS under the 1986 Stock Option Plan. In addition, a total of 5,433,772 shares of UPS Common Stock were sold, pursuant to a stock offering by UPS, to 13,373 UPS managers and supervisors. The offering has been previously described in the UPS Registration Statement on Form S-3 (No. 33-54297), which became effective in August 1994. The shares issued upon exercise of the options and the shares purchased pursuant to the offering are subject to the UPS Managers Stock Trust. During 1994, UPS also sold 15 million shares of UPS Common Stock to the UPS Thrift Plan at a price of $330 million.

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

         In January 1995, UPS paid a cash dividend of $.30 a share. For the fiscal year ended December 31, 1994, UPS paid cash dividends of $.25 a share in January 1994 and $.25 in June 1994. For the fiscal year ended December 31, 1993, UPS paid a cash dividend of $.25 a share in June 1993.

         UPS intends to continue its policy of paying dividends to its shareowners. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Loan agreements, to which UPS is a party, limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000,
(ii) 66-2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1994 UPS had approximately $979 million not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

         Set forth below is the approximate number of record holders of equity securities of UPS as of February 28, 1995.

                                                        Number of
                 Title of Class                       Record Holders
                 --------------                       --------------
         Common Stock of UPS, $.10 par value                2,587

         Common Stock of UPS, $.10 par value,              44,528(1)
         subject to UPS Managers Stock Trust





________________________________________________________________________________

1. Refers to beneficial owners. The record holder of the shares of Common Stock subject to the Trust is Saul & Co., as nominee for First Fidelity Bank, N.A., Newark, New Jersey, as Trustee.

         Item 6.  Selected Financial Data.

Selected Income Statement Data:
(000's omitted, except for per share amounts)                             Year ended December 31,
                                             ---------------------------------------------------------------------------
                                                     1994            1993             1992            1991           1990
                                                     ----            ----             ----            ----           ----
Revenue............................              $19,575,690     $17,782,353      $16,518,621     $15,019,830    $13,606,344

Operating expenses.................              (18,019,744)    (16,324,681)     (15,240,837)    (13,768,574)   (12,554,167)

Interest income....................                   13,762          19,846           22,433          27,572         22,278

Interest expense...................                  (29,211)        (34,000)         (41,918)        (51,794)       (71,999)

Miscellaneous -- net...............                   34,879         (11,821)          10,996          (9,969)        (2,572)

Income taxes.......................                 (632,047)       (622,062)        (504,223)       (516,895)      (403,108)
                                                 -----------     -----------      -----------     -----------    -----------

Income before cumulative
  effect of a change in
  accounting principle.............                  943,329         809,635          765,072         700,170       596,776

Cumulative effect of a change
  in the method of accounting
  for postretirement benefits
  other than pensions..............                    ---             ---           (248,905)          ---            ---
                                                 -----------     -----------      -----------     -----------    -----------

Net income.........................              $   943,329     $   809,635      $   516,167     $   700,170    $   596,776
                                                 ===========     ===========      ===========     ===========    ===========

  % of revenue after cumulative
    effect of a change in
    accounting principle...........                      4.8%            4.6%             3.1%            4.7%           4.4%
                                                 ===========     ===========      ===========     ===========    ===========

Per share amounts (1):
  Income before cumulative effect
    of a change in accounting
    principle......................              $      1.63     $      1.40      $      1.29     $      1.14    $      0.95
  Cumulative effect of a change
    in the method of accounting
    for postretirement benefits
    other than pensions............                    ---             ---              (0.42)            --             --
                                                 -----------     -----------      -----------     -----------    -----------

  Net income per share.............              $      1.63     $      1.40      $      0.87     $      1.14    $      0.95
                                                 ===========     ===========      ===========     ===========    ===========

Dividends per share................              $      0.55     $      0.50      $      0.50     $      0.48    $      0.48
                                                 ===========     ===========      ===========     ===========    ===========

Selected Balance Sheet Data:
(000's omitted)
                                                                                  December 31,
                                                                                  ------------

                                                     1994            1993             1992            1991           1990
                                                     ----            ----             ----            ----           ----

Working Capital....................              $   120,994     $     3,745      $    61,687     $   172,635    $    68,328
                                                 ===========     ===========      ===========     ===========    ===========

Long-term debt.....................              $ 1,127,405     $   852,266      $   862,378     $   830,634    $   854,687
                                                 ===========     ===========      ===========     ===========    ===========

Total assets.......................              $11,182,404     $ 9,573,831      $ 9,037,817     $ 8,858,561    $ 8,176,056
                                                 ===========     ===========      ===========     ===========    ===========

___________________________
(1) All per share amounts have been restated to reflect the 4-for-1 stock split effective September 6, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations

1994 Compared to 1993

         Revenue increased $1.793 billion, or 10.1%, during 1994 compared to 1993. For 1994, domestic revenue totaled $17.298 billion, an increase of $1.475 billion, or 9.3%, over 1993 and international revenue totaled $2.278 billion, an increase of $318 million, or 16.2%, over 1993.

         Domestic revenue increased as a result of higher volume which was up 2.3%, favorable changes in rates and a continuing shift toward higher yielding packages. During the first quarter of 1994, published rates for domestic ground services for commercial and residential deliveries were increased by 3.8% and 4.3%, respectively. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9% and the published rates for Next Day Air and 2nd Day Air letters increased by 2.4% and 4.5%, respectively.

         The increase in international revenue was primarily attributable to higher volume, which was up 8.0%. The majority of the increased volume related to higher yielding, export packages.

         Operating expenses increased by $1.695 billion, or 10.4%, which was commensurate with the increase in revenues. Higher wages and employee benefits accounted for the majority of the increase. Other operating expenses were up in a variety of categories with the largest increases relating to depreciation and purchased transportation. As part of UPS's overall effort to lower operating expenses, it is considering a possible reduction in the number of managers it employs from the current level of approximately 35,000. However, no decisions have been made as to the size of a possible reduction. UPS is considering the extent to which its objectives can be met through attrition, early retirement and possible layoffs. Therefore, the projected savings or expenses associated with a possible reduction in the number of managers cannot be determined.

         Operating profit for 1994 increased by $98 million, or 6.7%. This increase resulted primarily from higher revenue discussed above.

         Income before income taxes and cumulative effect of a change in accounting principle ("pre-tax income") increased by $144 million, or 10.0%. Domestic pre-tax income amounted to $1.902 billion, an increase of $204 million, or 12.0%, over 1993. This increase was a result of higher operating profit and the sale of an investment property in January at a gain of approximately $46 million. The international pre-tax loss increased by $60 million, or 22.6%, bringing the total international pre-tax loss to $327 million for 1994.

         The international pre-tax loss attributable to the foreign domestic operations increased by $56 million, or 31.8%, primarily as a result of competitive factors. The pre-tax loss associated with export operations increased by $4 million, or 4.8%. Export volume increased by 48.0% and 16.3% for international and U.S. origin, export shipments, respectively. UPS expects the cost of operating its international business will continue to exceed revenue in the near future.

         Net income increased by $134 million, or 16.5%. This increase resulted primarily from the higher operating profit, a gain on a long-term investment property described above and a deferred tax adjustment recorded in 1993 to reflect the effect of the increase in the maximum U.S. federal income tax rate for corporations from 34% to 35%. See also Note 7 to the consolidated Financial Statements.


1993 Compared to 1992

         Revenue increased $1.264 billion, or 7.7%, during 1993 compared to 1992. For 1993, domestic revenue totaled $15.823 billion, an increase of $1.101 billion, or 7.5%, over 1992, and international revenue totalled $1.960 billion, an increase of $163 million, or 9.1%, over 1992. Domestic revenue increased as a result of favorable changes in rates and a shift toward higher yielding packages. Increases in published rates during the first quarter of 1993 ranged from 4.9% to 5.9% for domestic air shipments and averaged approximately 4.5% for domestic ground shipments. These increases offset a 0.6% decline in domestic volume during 1993. The increase in international revenue was attributable to higher volume, which was up 11.8%. However, the effect of the international volume increase on revenue was partially offset by a decrease in revenue per piece. This decrease resulted from competitive pressures and poor economic conditions in certain foreign markets along with currency exchange rate fluctuations with respect to the U.S. dollar and discounting in connection with efforts to build volume.

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

         Income before income taxes and cumulative effect of a change in accounting principle ("pre-tax income") increased by $162 million, or 12.8%. Domestic pre-tax income amounted to $1.698 billion, an increase of $153 million, or 9.9%, over 1992 as a result of higher operating profit. The international pre-tax loss decreased by $10 million, or 3.5% bringing the international pre-tax loss to $267 million for 1993. This change resulted from improved export operations and favorable swings in currency exchange rates offset by declines in foreign domestic operations.

         The international pre-tax loss attributable to the foreign domestic operations increased by $71 million, or 68.2%, primarily as a result of weak economic conditions and tough competition. The pre-tax loss associated with export operations decreased by $81 million, or 47.1%, as a result of increased volume and the achievement of greater cost efficiencies in the international network. Export volume increased by 36.1% and 35.7% for international and U.S. origin, export shipments, respectively.

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


Liquidity and Capital Resources

         UPS believes that its internally generated funds, revolving credit facilities and commercial paper program (discussed below) will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures of $2.2 billion for land, buildings, equipment and aircraft in 1995, as well as commitments for aircraft purchases through 2000.

         During the fourth quarter of 1993, UPS established a commercial paper program under which it may borrow up to $500 million on a short-term, unsecured basis at favorable rates. The amount which UPS can borrow under this program was increased to $1 billion in 1995.

         Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1984 through 1987 tax years. The assertions are based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The adjustments sought by the agent relating to package insurance are based on a number of inconsistent theories and range from $97 million to $183 million of tax, plus penalties and interest, for the period stated above.

         In addition, the agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. The adjustments sought on these issues aggregate $127 million in tax, the majority of which would reverse in future years, plus penalties and interest.

         After consultation with legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. Although no assessment has yet been made by the IRS with respect to the years 1983 through 1987, it is likely the IRS will issue a Notice of Deficiency for the years 1983 and 1984 which the Company will contest through litigation. The IRS has not proposed adjustments for years subsequent to 1987, although the IRS may take positions similar to those in the reports described above for periods after 1987.



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

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

         Information regarding the Directors of UPS is presented under the caption "Election of Directors" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1995, which will be filed with the Securities and Exchange Commission (the "SEC") by March 31, 1995, is incorporated herein by reference.

         Information concerning UPS's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.


Item 11. Executive Compensation.

         Information in answer to this Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1995, which will be filed with the SEC by March 31, 1995, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information in answer to this Item 12 is presented under the caption "Stock Ownership" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1995, which will be filed with the SEC by March 31, 1995, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         Information in answer to this Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 11, 1995, which will be filed with the SEC by March 31, 1995, is incorporated herein by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)     1.    Financial Statements.
                       - See Index to Financial Statements and Financial
Statement Schedules at page F-1, which is incorporated herein by reference.

                 2.    Financial Statement Schedules
                       - Not applicable

                 3.    List of Exhibits.
                       - See Exhibit Index at page E-1, which is incorporated herein by reference.

         (b)     Reports on Form 8-K.
                 - No reports on Form 8-K were filed during the quarter ended December 31, 1994

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

                                         UNITED PARCEL SERVICE OF AMERICA, INC.
                                                       (Registrant)


Date:  March 29, 1995                    By:  /s/ Kent C. Nelson
                                              ---------------------------------
                                              Kent C.Nelson
                                              Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                        Date
---------                                  -----                        ----
/s/ John W. Alden                 Senior Vice President             March 29, 1995
-------------------------         and Director
John W. Alden

/s/ William H. Brown, III         Director                          March 29, 1995
-------------------------
William H. Brown, III

/s/ Robert J. Clanin              Senior Vice President             March 29, 1995
-------------------------         Treasurer (Chief Financial
Robert J. Clanin                  and Accounting Officer)

                                  Director                                   , 1995
-------------------------                                           ---------
Carl Kaysen

/s/ John J. Kelley                Senior Vice President             March 29, 1995
-------------------------         and Director
John J. Kelley

/s/ James P. Kelly                Executive Vice President          March 29, 1995
-------------------------         and Director
James P. Kelly

                                  Director                                   , 1995
-------------------------                                           ---------
Gary E. MacDougal

/s/ Joseph R. Moderow             Senior Vice President,            March 29, 1995
-------------------------         Secretary and Director
Joseph R. Moderow

/s/ Kent C. Nelson                Chairman of the Board             March 29, 1995
-------------------------         and Director (Chief
Kent C. Nelson                    Executive Officer)

                                  Director                                   , 1995
-------------------------                                           ---------
Victor A. Pelson

                                  Director                                   , 1995
-------------------------                                           ---------
John W. Rogers

/s/ Charles L. Schaffer           Senior Vice President             March 29, 1995
-------------------------         and Director
Charles L. Schaffer

                                  Director                                   , 1995
-------------------------                                           ---------
Robert M. Teeter

/s/ Calvin E. Tyler, Jr.          Senior Vice President             March 29, 1995
-------------------------         and Director
Calvin E. Tyler, Jr.

                    UNITED PARCEL SERVICE OF AMERICA, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

        COMPRISING ITEMS 8 AND 14(a) (2) OF ANNUAL REPORT ON FORM 10-K

                    TO SECURITIES AND EXCHANGE COMMISSION

                     THREE YEARS ENDED DECEMBER 31, 1994

                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


 ITEM 8 - FINANCIAL STATEMENTS                                                                    Page Number
 -----------------------------                                                                    -----------
 Independent Auditors' Report                                                                             F-2

 Consolidated balance sheet                                                                       F-3 and F-4
 -  December 31, 1994 and 1993

 Statement of consolidated income

 - Years ended December 31, 1994, 1993 and 1992                                                           F-5


 Statement of consolidated shareowners' equity
 -  Years ended December 31, 1994, 1993 and 1992                                                          F-6


 Statement of consolidated cash flows
 -  Years ended December 31, 1994, 1993 and 1992                                                          F-7

 Notes to consolidated financial statement schedule                                               F-8 to F-23


 Items 14(a)  (2) - Financial Statement Schedules
 ------------------------------------------------



All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareowners
United Parcel Service of America, Inc.
Atlanta, Georgia


We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc., and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc., and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 8, 1995

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1994 and 1993
                      (000's omitted except share amounts)



Assets

                                                                                 1994                 1993
                                                                                 ----                 ----
Current Assets:
         Cash and short-term investments                                   $    261,038          $    280,960
         Accounts receivable                                                  1,592,494             1,159,612
         Prepaid employee benefit costs                                         439,430               216,565
         Materials, supplies and other
           prepaid expenses                                                     381,179               442,582
         Common stock held for stock plans                                      349,338               283,112
                                                                             ----------             ---------
Total Current Assets                                                          3,023,479             2,382,831
                                                                             ----------             ---------

Property, Plant and Equipment:
         Vehicles                                                             2,767,493             2,661,407
         Aircraft                                                             3,707,654             2,936,940
         Land                                                                   622,936               617,381
         Buildings                                                            1,359,967             1,257,963
         Leasehold improvements                                               1,416,784             1,337,315
         Plant equipment                                                      2,660,881             2,266,811
         Construction-in-progress                                               557,186               391,171
                                                                             ----------            ----------
                                                                             13,092,901            11,468,988
         Less accumulated depreciation                                        5,325,159             4,705,218
                                                                             ----------            ----------
                                                                              7,767,742             6,763,770
                                                                             ----------            ----------

Other Assets                                                                    391,183               427,230
                                                                             ----------            ----------

                                                                           $ 11,182,404          $  9,573,831
                                                                             ==========            ==========





                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1994 and 1993
                      (000's omitted except share amounts)



Liabilities and Shareowners' Equity

                                                                              1994                        1993
                                                                              ----                        ----
Current Liabilities:
         Accounts payable                                                  $ 1,082,056               $   728,808
         Accrued wages and withholdings                                      1,080,554                   918,943
         Dividends payable                                                     170,037                   141,281
         Deferred income taxes                                                 136,260                    74,545
         Other current liabilities                                             433,578                   515,509
                                                                            ----------                 ---------
Total Current Liabilities                                                    2,902,485                 2,379,086
                                                                            ----------                 ---------

Long-Term Debt                                                               1,127,405                   852,266
                                                                            ----------                 ---------
Accumulated Postretirement Benefit
  Obligation, Net                                                              588,860                   518,726
                                                                            ----------                 ---------
Deferred Taxes, Credits and Other
  Liabilities                                                                1,916,405                 1,879,244
                                                                            ----------                 ---------


Shareowners' Equity:
         Preferred stock, no par value,
           authorized 200,000,000 shares,
           none issued                                                               -                         -
         Common stock, par value $.10 per
           share, authorized 900,000,000
           shares, issued 580,000,000                                           58,000                    58,000
         Additional paid-in capital                                            295,441                   264,401
         Retained earnings                                                   4,276,784                 3,644,047
         Cumulative foreign currency
           adjustments                                                          17,024                   (21,939)
                                                                            ----------                 ---------
                                                                             4,647,249                 3,944,509
                                                                            ----------                 ---------

                                                                          $ 11,182,404               $ 9,573,831
                                                                            ==========                 =========

         Shareowners' Equity Per Share                                    $       8.01               $      6.80
                                                                            ==========                 =========






                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME
                  Years Ended December 31, 1994, 1993 and 1992
                    (000's omitted except per share amounts)



                                                                          1994            1993            1992
                                                                          ----            ----            ----
Revenue                                                              $ 19,575,690    $ 17,782,353    $ 16,518,621
                                                                     ------------    ------------    ------------
Operating Expenses:
   Wages and employee benefits                                         11,726,807      10,661,081       9,707,793
   Other                                                                6,292,937       5,663,600       5,533,044
                                                                     ------------    ------------    ------------
                                                                       18,019,744      16,324,681      15,240,837
                                                                     ------------    ------------    ------------
   Operating profit                                                     1,555,946       1,457,672       1,277,784
                                                                     ------------    ------------    ------------
Other Income and (Expense):
   Interest income                                                         13,762          19,846          22,433
   Interest expense                                                       (29,211)        (34,000)        (41,918)
   Miscellaneous, net                                                      34,879         (11,821)         10,996
                                                                     ------------    ------------    ------------
                                                                           19,430         (25,975)         (8,489)
                                                                     ------------    ------------    ------------
Income Before Income Taxes and
   Cumulative Effect of a Change
   in Accounting Principle                                              1,575,376       1,431,697       1,269,295

Income Taxes                                                              632,047         622,062         504,223
                                                                     ------------    ------------    ------------
Income Before Cumulative Effect
   of a Change in Accounting
   Principle                                                              943,329         809,635         765,072

Cumulative Effect of a Change
   in the Method of Accounting
   for Postretirement Benefits
   Other Than Pensions                                                          -               -        (248,905)
                                                                     ------------    ------------    ------------
   Net income                                                        $    943,329    $    809,635    $    516,167
                                                                     ============    ============    ============
Per Share Amounts:
   Income before cumulative
     effect of a change in
     accounting principle                                            $       1.63    $       1.40    $       1.29

   Cumulative effect of a change in
     the method of accounting for
     postretirement benefits other
     than pensions                                                              -               -           (0.42)
                                                                     ------------    ------------    ------------
   Net income per share                                              $       1.63    $       1.40    $       0.87
                                                                     ============    ============    ============



                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                  Years Ended December 31, 1994, 1993 and 1992
                    (000's omitted except per share amounts)

                                                                                                       Cumulative
                                                                   Additional                           Foreign         Total
                                            Common Stock            Paid-in          Retained           Currency     Shareowners'
                                         Shares        Amount       Capital          Earnings          Adjustments     Equity
                                         ------        ------      ----------        --------          -----------   ------------
Balance, January 1, 1992                  616,000      $61,600      $238,475       $3,502,540          $ 70,537       $3,873,152
  Net income                                    -            -             -          516,167                 -          516,167
  Dividends ($.50 per share)                    -            -             -         (293,225)                -         (293,225)
  Gain on issuance of common
     stock held for stock plans                 -            -        10,838                -                 -           10,838
  Exercise of stock options                     -            -        (7,461)               -                 -           (7,461)
  Foreign currency adjustments                  -            -             -                -           (45,746)         (45,746)
  Redemption of common stock              (21,000)      (2,100)            -         (331,193)                -         (333,293)
                                         --------      -------      --------       ----------          --------       ----------
Balance, December 31, 1992                595,000       59,500       241,852        3,394,289            24,791        3,720,432
  Net income                                    -            -             -          809,635                 -          809,635
  Dividends ($.50 per share)                    -            -             -         (285,193)                -         (285,193)
  Gain on issuance of common
     stock held for stock plans                 -            -        20,795                -                 -           20,795
  Exercise of stock options                     -            -         1,754                -                 -            1,754
  Foreign currency adjustments                  -            -             -                -           (46,730)         (46,730)
  Redemption of common stock              (15,000)      (1,500)            -         (274,684)                -         (276,184)
                                         --------      -------      --------       ----------          --------       ----------
Balance, December 31, 1993                580,000       58,000       264,401        3,644,047           (21,939)       3,944,509
  Net income                                    -            -             -          943,329                 -          943,329
  Dividends ($.55 per share)                    -            -             -         (310,592)                -         (310,592)
  Gain on issuance of common
     stock held for stock plans                 -            -        36,882                -                 -           36,882
  Exercise of stock options                     -            -        (5,842)               -                 -           (5,842)
  Foreign currency adjustments                  -            -             -                -            38,963           38,963
                                         --------      -------      --------       ----------          --------       ----------
Balance, December 31, 1994                580,000      $58,000      $295,441       $4,276,784          $ 17,024       $4,647,249
                                         ========      =======      ========       ==========          ========       ==========

                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                  Years Ended December 31, 1994, 1993 and 1992
                                 (000's omitted)

                                                                1994           1993          1992
                                                                ----           ----          ----
Cash flows from operating activities:
 Net income                                                 $   943,329    $   809,635    $  516,167
 Adjustments to reconcile net income to net
 cash provided from operating activities:
    Depreciation and amortization                               786,122        691,397       662,031
    Postretirement benefits                                      70,134         50,063       468,663
    Deferred taxes, credits and other                            78,858        117,254       (27,516)
    Changes in assets and liabilities:
      Accounts receivable                                      (432,882)       (67,233)      (91,527)
      Prepaid employee benefit costs                           (222,865)       (60,012)      (77,038)
      Materials, supplies and prepaid
        expenses                                                 (6,514)         2,137        64,713
      Common stock held for stock plans                         (66,226)        49,977       (27,864)
      Accounts payable                                          353,248        (78,024)       19,422
      Accrued wages and withholdings                            161,611         86,150        18,765
      Dividends payable                                          28,756        141,281       (81,798)
      Other current liabilities                                 (78,019)        11,192         6,355
                                                            -----------    -----------    ----------
        Net cash from operating activities                    1,615,552      1,753,817     1,450,373
                                                            -----------    -----------    ----------
Cash flows from investing activities:
 Capital expenditures - net                                  (1,677,343)    (1,097,036)     (929,261)
 Other asset receipts and (payments)                             42,194         41,667       (44,602)
                                                            -----------    -----------    ----------
        Net cash (used in) investing
        activities                                           (1,635,149)    (1,055,369)     (973,863)
                                                            -----------    -----------    ----------
Cash flows from financing activities:
 Proceeds from borrowings                                       322,455        203,670        36,318
 Repayment of borrowings                                        (51,465)      (212,808)      (36,440)
 Redemption of common stock                                          -        (276,184)     (333,293)
 Dividends paid                                                (310,592)      (285,193)     (293,225)
 Other transactions                                              31,040         22,549         3,377
                                                            -----------    -----------    ----------
        Net cash (used in) financing
        activities                                               (8,562)      (547,966)     (623,263)
                                                            -----------    -----------    ----------
Effect of exchange rate changes on cash                           8,237         (2,920)       (7,122)
                                                            -----------    -----------    ----------
Net increase (decrease) in cash and
    short-term investments                                      (19,922)       147,562      (153,875)

Cash and short-term investments:
 Beginning of year                                              280,960        133,398       287,273
                                                            -----------    -----------    ----------
 End of year                                                $   261,038    $   280,960    $  133,398
                                                            ===========    ===========    ==========
Cash paid during the period for:
 Interest, net of amount capitalized                        $    38,498    $    42,022    $   41,784
                                                            ===========    ===========    ==========
 Income taxes                                               $   661,672    $   569,759    $  363,503
                                                            ===========    ===========    ==========

                 See notes to consolidated financial statements.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statements and Business Activities

       The accompanying consolidated financial statements include the accounts of United Parcel Service of America, Inc., and all of its subsidiaries (collectively "UPS"). All material intercompany balances and transactions have been eliminated.

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

Costs in Excess of Net Assets Acquired

       Costs in excess of net assets acquired are amortized over a 10-year period using the straight-line method.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


Income Taxes

       Deferred income taxes result primarily from the use of accelerated depreciation methods allowable for income tax purposes, certain differences in asset lives adopted for income tax purposes, temporary differences between the accrual and payment of employee compensation and investments in leveraged leases. UPS adopted Statement of Financial Accounting Standards ("FAS") No. 96, "Accounting for Income Taxes," in 1987, and FAS 109, "Accounting for Income Taxes," in 1993.

       The benefit of investment tax credits is amortized over seven years except investment tax credits from the investment in leveraged leases, which is amortized over the life of the lease.

Capitalized Interest

       Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $45,400,000, $27,800,000, and $26,500,000 for 1994,
1993 and 1992, respectively.

Derivative Instruments

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

       UPS is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, UPS does not anticipate nonperformance by the counterparties. UPS is exposed to market risk based upon changes in interest rates, foreign currency exchange rates, and crude oil prices.

Changes in Presentation

       Certain prior year amounts have been reclassified to conform to the current year presentation.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


2.  LONG-TERM DEBT

       Long-term debt, as of December 31, consists of the following (000's omitted):

                                                                1994                             1993
                                                                ----                             ----
8.375% debentures,
       due April 1, 2020                                    $  700,000                        $  700,000
Commercial paper                                               263,266                                 -
Industrial development bonds,
       Philadelphia Airport
       facilities due
       December 1, 2015                                        100,000                           100,000
Installment notes, mortgages
       and bonds                                                41,321                            30,021
Investment properties -
       nonrecourse mortgages                                    24,493                            27,833
                                                             ---------                         ---------
                                                             1,129,080                           857,854
       Less current maturities                                   1,675                             5,588
                                                             ---------                         ---------
                                                            $1,127,405                        $  852,266
                                                             =========                         =========

       The debentures are not subject to redemption prior to maturity and are not subject to sinking fund requirements. Interest is payable semi-annually on the first of April and October. The average interest rate on the commercial paper outstanding as of December 31, 1994, was 6.0%. The commercial paper has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. However, the amount of commercial paper outstanding in 1995 is expected to fluctuate and may be reduced from time to time. The industrial development bonds bear interest at either a daily, variable, or fixed rate. The average interest rates for 1994 and 1993 were 2.7% and 2.2%, respectively. The installment notes, mortgages and bonds bear interest at rates of 6.0% to 11.5%.

       The aggregate annual principal payments for the next five years, excluding commercial paper, are: 1995- $1,675,000; 1996- $3,720,000; 1997-
$3,105,000; 1998- $3,293,000; and 1999- $2,514,000.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt is approximately $1,127,000,000 as of December 31, 1994.

3.  COMMON STOCK PER SHARE DATA

       Per share amounts related to income are based on 580,000,000 shares in 1994 and 1993 and 595,000,000 shares in 1992 and include Common Stock Held for Stock Plans.

4.  LEGAL PROCEEDINGS AND COMMITMENTS

       UPS is a defendant in various lawsuits which arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

       Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1984 through 1987 tax years. The assertions are based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The adjustments sought by the agents relating to package insurance are based on a number of inconsistent theories and range from $97 million to $183 million of tax, plus penalties and interest, for the period stated above.

       In addition, the agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. The adjustments sought on these issues aggregate $127 million in tax, the majority of which would reverse in future years, plus penalties and interest.

       After consultation with legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. Although no assessment has yet been made by the IRS with respect to the years 1983 through 1987, it is likely the IRS will issue a Notice of Deficiency for the years 1983 and 1984 which the company will contest through litigation. The IRS has not proposed adjustments for years subsequent to 1987, although the IRS may take positions similar to those in the reports described above for periods after 1987.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       UPS leases certain operating facilities and aircraft, the majority of which are from related parties, including various UPS employee benefit plans. These leases expire at various dates through 2030. Total aggregate minimum lease commitments are as follows (000's omitted):

                 Year                                          Amount
                 ----                                          ------
                 1995                                       $  256,144
                 1996                                          199,423
                 1997                                          149,484
                 1998                                          116,900
                 1999                                           98,053
                 After 1999                                    733,028
                                                            ----------
                                                            $1,553,032
                                                            ==========

       UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $500,000,000 each, with one expiring June 12, 1995 and the other June 14, 1996. At December 31, 1994, there were no outstanding borrowings under these facilities. As of December 31, 1994, UPS has outstanding letters of credit totaling approximately $783,732,000 issued in connection with routine business requirements.

       At December 31, 1994, UPS had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $3.4 billion, of which approximately $1.2 billion is expected to be spent in 1995.

5.  EMPLOYEE BENEFIT PLANS

       UPS maintains the UPS Retirement Plan (the "Plan"). The Plan is a defined benefit plan which provides employees annual defined retirement benefits. The Plan is noncontributory and all employees who meet certain minimum age and years of service are eligible, except those covered by certain multi-employer plans provided for under collective bargaining agreements.

       The Plan provides for retirement benefits based on average compensation levels earned by employees during certain years of service preceding retirement. The Plan's assets consist primarily of publicly traded stocks and bonds. In addition, the Plan's assets include 8,052,840 shares of UPS common stock at both December 31, 1994 and 1993. The actual earnings on the Plan's assets were $88,944,000, $224,405,000, and $124,661,000, in 1994, 1993 and
1992, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       Pension expense, consisting of various component parts, and certain assumptions used during the years ended December 31, are as follows (000's omitted):

                                                       1994                  1993                  1992
                                                       ----                  ----                  ----
Current year's earned
   benefit                                            $115,638             $  97,230              $ 81,173
Interest on projected
   benefit obligation                                  144,585               121,934               107,646
Expected earnings on
   pension plan assets                                (151,107)             (120,655)              (99,772)
Amortization of
   unrecognized benefit
   obligation:
     Net obligation at
       transition date                                   5,203                 5,203                 5,203
     Effect of plan
       benefit amendments                               11,698                11,741                11,741
Net amortization of
   unrecognized investment
   gains and changes in
   actuarial assumptions
   and experience                                        4,277                   -                     -
                                                       -------               -------               -------
Provision for pension
   expense                                            $130,294              $115,453              $105,991
                                                       =======               =======               =======

Expected long-term
   rate of earnings                                        9.5%                  9.5%                  9.5%
   on plan assets
Weighted average discount
   rate                                                    9.0%                  7.5%                 8.25%
Rate of increase in future
   compensation levels                                    4.25%                 4.25%                  5.0%

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       The following schedule reconciles the funded status of the Plan with certain amounts included in the balance sheet as of December 31 (000's omitted):

                                                                            1994                  1993
                                                                            ----                  ----
 Projected benefit obligation:
   Accumulated benefits computed
     using present salary levels:
       Vested                                                            $1,024,811             $1,217,502
       Nonvested                                                            336,857                245,834
                                                                          ---------              ---------
                                                                          1,361,668              1,463,336
   Additional benefits computed
     using projected salary levels                                          271,651                478,213
                                                                          ---------              ---------
   Total projected benefit
     obligation                                                           1,633,319              1,941,549
 Pension plan assets                                                      1,874,126              1,645,387
                                                                          ---------              ---------
   Difference                                                               240,807               (296,162)
 Unrecognized net investment gains
   and changes in assumptions used to
   compute projected benefit                                               (323,418)               150,830
 Unrecognized net benefit obligation
   at transition date                                                        49,432                 54,635
 Unrecognized projected benefit
   obligation arising from amendments
   to the retirement plan                                                   163,450                175,149
                                                                          ---------              ---------
 Prepaid pension cost                                                    $  130,271             $   84,452
                                                                          =========              =========


       UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for contributions to pension plans other than the Plan described above were $506,215,000, $455,842,000, and $407,879,000 during 1994, 1993 and 1992, respectively.

       UPS sponsors defined benefit postretirement medical plans that provide health care benefits to its retirees who meet certain eligibility requirements and who are not covered by multi-employer retirement plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and will be receiving benefits from one of the Company's retirement plans. The Company has the right to modify or terminate certain of these plans. Historically, these benefits have been provided to retirees on a noncontributory basis; however, effective January 1, 1992, the Company made modifications which will likely result in cost sharing in the future for certain of its retirees.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       Prior to 1992, UPS had generally expensed the costs of these benefits on a current, "pay as you go" basis. During 1992, UPS adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of postretirement benefits, which include health care benefits, during the years an employee provides service.

       The effect of adoption resulted in a one-time "catch-up" charge during 1992 of approximately $248.9 million, after tax, representing the cumulative effect of the change as of January 1, 1992. In addition to the cumulative effect, adoption of this Statement resulted in additional charges to income in 1994, 1993 and 1992 of approximately $64,300,000, $47,500,000, and $40,300,000, respectively, after tax ($0.11, $0.08, and $0.07 per share, respectively). Overall, net income for 1994, 1993 and 1992 was reduced $64,300,000, $47,500,000, and $289,200,000, respectively, as a result of adoption ($0.11, $0.08, and $0.49 per share, respectively).

       The accumulated postretirement benefit obligation at December 31, is detailed as follows (000's omitted):

                                                                          1994                    1993
                                                                          ----                    ----
 Accumulated postretirement benefit
   obligation:
      Retirees                                                             $127,771               $146,879
      Fully eligible active plan
        participants                                                         60,623                 69,933
      Other active participants                                             564,607                626,303
                                                                            -------                -------
                                                                            753,001                843,115
 Plan assets at fair value                                                  155,593                130,706
                                                                            -------                -------
 Accumulated postretirement benefit
     obligation in excess of plan
     assets                                                                 597,408                712,409
 Unrecognized net investment gains and
     changes in assumptions used to
     compute projected benefits                                              (8,548)              (193,683)
                                                                            -------                -------
 Accumulated postretirement benefit
   obligation, net                                                         $588,860               $518,726
                                                                            =======                =======


           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       Net periodic postretirement benefit cost for the years ended December 31, included the following components (000's omitted):

                                                            1994               1993               1992
                                                            ----               ----               ----
 Service cost-benefits
   attributed to service
   during the period                                     $ 45,033           $ 34,413             $ 29,481
 Interest cost on
   accumulated postretirement
   benefit obligation                                      65,933             54,878               44,904
 Expected earnings on
   plan assets                                            (11,930)           (11,137)              (9,069)
 Amortization of unrecognized
   amounts                                                  6,277                -                    -
                                                          -------            -------              -------
 Net periodic postretirement
   benefit cost                                          $105,313           $ 78,154             $ 65,316
                                                          =======            =======              =======


       The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:


                                                                     1994            1993           1992
                                                                     ----            ----           ----
 Expected long-term rate of return
    on plan assets                                                   9.5%            9.5%            9.5%
 Weighted average discount rate                                      9.0%            7.5%           8.25%


       Future benefit costs were forecasted assuming an initial annual increase of 10.25% for pre-65 medical costs and an increase of 9.25% for post-65 medical costs, decreasing to 7.25% for pre-65 and 6.25% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter. A one percentage point increase in the annual trend rate would have increased the total accumulated postretirement benefit obligation at December 31, 1994, by $71.8 million and the aggregate of the service and interest components of the net periodic postretirement benefit costs for 1994 by $11.5 million.

       Plan assets consist primarily of publicly traded stocks and bonds. The Trust holding the Plan assets is not subject to income taxes. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


6.  MANAGEMENT INCENTIVE PLANS

       UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before federal income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries. In addition, the cumulative effect of a change in accounting principle was specifically excluded from the 1992 award calculation in accordance with a vote of shareowners. Amounts charged to operations were $255,482,000, $217,784,000, and $198,943,000, during 1994, 1993 and 1992, respectively.

       UPS maintains stock option plans. Originally, these plans were established to issue Book Value Shares. Book Value Shares were shares of UPS common stock with a stated value equal to the UPS book value per share as of the year end immediately preceding the date of option grant. Voting, dividends and liquidation rights for the Book Value Shares were the same as for other UPS common stock. UPS repurchased all Book Value Shares immediately after their issuance except for certain repurchases from officers and directors which were deferred for up to six months.

       Except in the case of death, disability, or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions. The number of options and option prices for Book Value Shares exercised under the Plans were 4,611,372 and $5.68 in 1992. There were no Book Value Shares exercised during 1994 or 1993. Compensation expense charged to operations related to exercise of these options was not material.
No further shares may be issued under the 1986 plan.

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

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


ratio of three common shares for five Book Value Shares. Substantially all holders of unexpired options for Book Value Shares elected to convert to options for common stock as of December 31, 1992. Following is an analysis of options for shares of common stock issued and outstanding:

       Stock Options                                                    Number of Shares
       -------------                                                    ----------------
       Converted at $12.00 to $15.25 per share                              12,592,685
       Granted at $16.50 per share                                           4,259,826
       Canceled                                                                (55,777)
                                                                            ----------
       Outstanding at December 31, 1992                                     16,796,734
       Exercised at $12.00 per share                                        (2,734,798)
       Granted at $18.75 per share                                           4,225,850
       Canceled                                                               (236,553)
                                                                            ----------
       Outstanding at December 31, 1993                                     18,051,233
       Exercised at $13.38 per share                                        (2,952,522)
       Granted at $21.25 per share                                           4,056,690
       Canceled                                                               (226,724)
                                                                            ----------
       Outstanding at December 31, 1994                                     18,928,677
                                                                            ==========
       Exercisable at December 31, 1994                                              -
                                                                            ==========

       Current Price options converted from Book Value options were issued with exercise prices equal to the published price of UPS common stock as of the year end immediately preceding the original date of grant. Compensation expense charged to operations related to these options was not material. Options granted during 1994, 1993 and 1992 have an exercise price equal to the current price of a share of UPS common stock at the date of grant.

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

       The effects of adopting FAS 109 were not material to the Company's financial position or results of operations.

       During the third quarter of 1993, the maximum U.S. federal income tax rate for corporations was increased from 34% to 35%

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


effective January 1, 1993. In addition to increasing the Company's income tax accruals for its 1993 current and deferred taxable income, the Company made a $31.8 million adjustment to reflect the effect of the rate change on its net deferred tax liabilities on January 1, 1993.

       The provision for income taxes for the years ended December 31, consists of the following (000's omitted):

                                                       1994                  1993                   1992
                                                       ----                  ----                   ----
 Current:
     Federal                                         $493,417              $450,094               $331,265
     State                                             96,200                85,437                 75,361
                                                      -------               -------                -------
         Total Current                                589,617               535,531                406,626
                                                      -------               -------                -------
 Deferred:
     Federal                                           35,784                72,978                110,041
     State                                              6,646                13,553                (12,444)
                                                      -------               -------                -------
         Total Deferred                                42,430                86,531                 97,597
                                                      -------               -------                -------
 Total                                               $632,047              $622,062               $504,223
                                                     ========               =======                =======

       Income before income taxes and cumulative effect of a change in accounting principle includes losses of foreign subsidiaries of $172,311,000, $169,689,000 and $114,941,000 for 1994, 1993 and 1992, respectively.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, consists of the following:



                                                              1994                 1993                 1992
                                                              ----                 ----                 ----
 Statutory federal income
    tax rate                                                 35.0%                35.0%                 34.0%
 Amortization of
    investment tax credits                                   (0.3)                (0.5)                 (0.8)
 Effect of federal rate
    change on deferred
    liabilities                                                 -                  2.2                     -
 State income taxes
    (net of federal benefit)                                  4.3                  4.5                   5.1
 Other                                                        1.1                  2.2                   1.4
                                                             ----                 ----                  ----
 Effective income tax rate                                   40.1%                43.4%                 39.7%
                                                             ====                 ====                  ====

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       Deferred tax liabilities and assets are comprised of the following at December 31 (000's omitted):

                                                                           1994                     1993
                                                                           ----                     ----
Excess of tax over book
   depreciation                                                         $1,206,711               $1,164,455
Differences in timing of
   deductions relating to:
     Leveraged leases                                                      222,308                  243,457
     UPS Retirement Plan                                                   127,733                   98,922
     Prepaid insurance                                                      90,410                   41,943
Other                                                                      258,895                  241,408
                                                                         ---------                ---------
Gross deferred tax liabilities                                           1,906,057                1,790,185
                                                                         ---------                ---------

Other postretirement
   benefits not currently
   deductible                                                              241,476                  203,172
Loss carryforwards
   (international)                                                         263,314                  199,351
Insurance reserves not currently
   deductible                                                               86,384                   58,542
Other                                                                       65,887                   57,191
                                                                         ---------                ---------
Gross deferred tax assets                                                  657,061                  518,256
Deferred tax assets valuation
   allowance                                                              (263,314)                (199,351)
                                                                         ---------                ---------
                                                                           393,747                  318,905
                                                                         ---------                ---------
Net deferred tax liability                                              $1,512,310               $1,471,280
                                                                         =========                =========

       The valuation allowance increased approximately $64,000,000 and $90,000,000 during the years ended December 31, 1994 and 1993, respectively.

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


       The tax effects of items included in the deferred tax provision for 1992, consist of the following (000's omitted):

                                                                       1992
                                                                       ----
 Excess of tax over book
    depreciation                                                     $ 55,988
 Differences in timing of
    deduction for certain
    accrued expenses                                                  152,543
 Other postretirement benefits
    not currently deductible                                          (25,009)
 Amortization of
    investment tax credits                                            (14,541)
 Other                                                                (71,384)
                                                                      -------
 Total deferred tax provision                                        $ 97,597
                                                                      =======

       UPS has international loss carryforwards of approximately $598,000,000 as of December 31, 1994. Of this amount, $337,000,000 expires in varying amounts through 2000. The remaining $261,000,000 may be carried forward indefinitely.

8.  OTHER ASSETS

       Other assets, as of December 31, consist of the following (000's omitted):

                                                                   1994                   1993
                                                                   ----                   ----
 Leveraged leases                                                $233,639               $289,838
 Other long-term investments                                       68,796                 38,166
 Costs in excess of net assets acquired                            88,748                 99,226
                                                                  -------                -------
                                                                 $391,183               $427,230
                                                                  =======                =======


           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


Leveraged Leases

       The net investment in leveraged leases, as of December 31, consists of the following (000's omitted):

                                                                            1994                  1993
                                                                            ----                  ----
 Rentals receivable
    (net of nonrecourse
     debt payments)                                                      $ 174,682             $ 219,524
 Estimated residual values                                                  81,665                98,360
 Unearned income                                                           (22,708)              (28,046)
                                                                          --------               -------
 Long-term investments in
    leveraged leases                                                       233,639               289,838
 Deferred income taxes                                                    (222,308)             (243,457)
 Deferred investment
    tax credits                                                            (16,753)              (22,561)
                                                                          --------               -------
 Net investment in
    leveraged leases                                                     $  (5,422)            $  23,820
                                                                          ========              ========

       Unearned income on each leveraged lease is amortized to provide an approximate level rate of return when compared to UPS's unrecovered net investment.

9.  DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

       Deferred taxes, credits and other liabilities, as of December 31, consist of the following (000's omitted):



                                                                          1994                   1993
                                                                          ----                   ----
 Deferred federal and state
    income taxes                                                        $1,376,050            $1,396,736
 Deferred investment tax
    credits                                                                 19,747                26,133
 Other credits and noncurrent
    liabilities                                                            520,608               456,375
                                                                         ---------             ---------
                                                                        $1,916,405            $1,879,244
                                                                         =========             =========

           UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1994, 1993 and 1992


10.  SEGMENT AND GEOGRAPHIC INFORMATION

       UPS operates primarily in one industry segment, transportation services, which is comprised principally of domestic and international package delivery. Information about operations in different geographic segments for the years ended December 31, is shown below (000's omitted):



                                               1994                  1993                    1992
                                               ----                  ----                    ----
Domestic:
   Revenue                                 $17,297,843           $15,822,558            $14,721,686
   Income before income
     taxes                                 $ 1,902,140           $ 1,698,299            $ 1,545,484
   Identifiable assets                     $ 9,886,634           $ 8,359,395            $ 7,873,398

Foreign:
   Revenue                                 $ 2,277,847           $ 1,959,795            $ 1,796,935
   Loss before income
     taxes                                 $  (326,764)          $  (266,602)           $  (276,189)
   Identifiable assets                     $ 1,295,770           $ 1,214,436            $ 1,164,419

Consolidated:
   Revenue                                 $19,575,690           $17,782,353            $16,518,621
   Income before income
     taxes                                 $ 1,575,376           $ 1,431,697            $ 1,269,295
   Identifiable assets                     $11,182,404           $ 9,573,831            $ 9,037,817


       Foreign operations include shipments which either originate in or are destined to foreign (non-U.S.) locations. Foreign revenues attributable to shipments which originated in the U.S. totaled $495,957,000, $390,984,000, and $323,732,000 in 1994, 1993 and 1992, respectively.

11.  OTHER OPERATING EXPENSES

       The major components of other operating expenses for the years ended December 31, are as follows (000's omitted):

                                                        1994                  1993                   1992
                                                        ----                  ----                   ----
Repairs and maintenance                             $  870,894             $  829,080            $  792,251
Depreciation and
   amortization                                        786,122                691,397               662,031
Purchased transportation                             1,284,736              1,180,706             1,183,181
Fuel                                                   564,359                553,697               531,372
Other occupancy expense                                361,212                370,520               383,677
Other expenses                                       2,425,614              2,038,200             1,980,532
                                                     ---------              ---------             ---------
                                                    $6,292,937             $5,663,600            $5,533,044
                                                     =========              =========             =========

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                            _______________________


                                   EXHIBITS

                                      TO

                                   FORM 10-K



                                 ANNUAL REPORT



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                            _______________________





                             UNITED PARCEL SERVICE
                               OF AMERICA, INC.




________________________________________________________________________________
_______________________________________________________________________________

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

               (10)    Amendment               Incorporated by Reference to
                       No. 12 to the           Exhibit 10(a)(10) to 1991
                       UPS Thrift Plan.        Annual Report on Form 10-K.

               (11)    Amendment               Incorporated by Reference to
                       No. 13 to the           Exhibit 10(a)(11) to 1991
                       UPS Thrift Plan.        Annual Report on Form 10-K.

               (12)    Amendment               Incorporated by Reference to
                       No. 14 to the           Exhibit 10(a)(12) to 1991
                       UPS Thrift Plan.        Annual Report on Form 10-K.

               (13)    Amendment               Incorporated by Reference to
                       No. 15 to the           Exhibit 10(a)(13) to 1992
                       UPS Thrift Plan.        Annual Report on Form 10-K.

               (14)    Amendment No. 16        Incorporated by Reference to
                       to the UPS Thrift       Exhibit 10(a)(14) to 1993
                       Plan                    Annual Report on Form 10-K

               (15)    Amendment               Incorporated by Reference to
                       No. 17 to the UPS       Exhibit 10(a)(15) to 1994
                       Thrift Plan             Annual Report on Form 10-K

               (16)    Amendment No. 18 to     Filed herewith.
                       the UPS Thrift Plan

               (17)    Amendment No. 19 to     Filed herewith.
                       the UPS Thrift Plan

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

               (8)     Amendment No. 12        Incorporated by Reference to
                       to the UPS Re-          Exhibit 10(b)(8) to 1989
                       tirement Plan.          Annual Report on Form 10-K.

               (9)     Amendment No. 13        Incorporated by Reference to
                       to the UPS Re-          Exhibit 10(b)(9) to 1989
                       tirement Plan.          Annual Report on Form 10-K.

               (10)    Amendment No. 14        Incorporated by Reference to
                       to the UPS Re-          Exhibit 10(b)(10) to 1990
                       tirement Plan.          Annual Report on Form 10-K.

               (11)    Amendment No. 15        Incorporated by Reference
                       to the UPS Re-          to Exhibit 10(b)(11) to
                       tirement Plan.          1992 Annual Report on
                                               Form 10-K.

               (12)    Amendment No. 16        Filed herewith.
                       to the UPS
                       Retirement Plan

               (13)    Amendment No. 17        Filed herewith.
                       to the UPS
                       Retirement Plan

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

               (2)     Amendment to UPS        Incorporated by Reference
                       1986 Stock Option       Exhibit 10(e)(2) to 1992
                       Plan adopted            Annual Report on Form
                       October 30, 1992.       10-K.

         (e)   Intentionally omitted.

         (f)   Agreement and Plan of           Incorporated by Reference
               Reorganization, dated           to Exhibit l(a) to Amend-
               December 4, 1979, by            ment No. 1 to Form S-14,
               and between United              Registration No. 2-65859.
               Parcel Service of
               America, Inc. and
               Parmac Corporation.

         (g)   Agreement and Plan of           Incorporated by Reference
               Reorganization, dated           to Exhibit l(b) to Amend-
               December 4, 1979, by            ment No. 1 to Form S-14,
               and between United              Registration No. 2-65859.
               Parcel Service of
               America, Inc. and
               Nuparmac Corporation.

         (h)   Agreement and Plan of           Incorporated by Reference
               Reorganization, dated           to Exhibit l(c) to Amend-
               December 4, 1979, by            ment No. 1 to Form S-14,
               and between United              Registration No. 2-65859.
               Parcel Service of
               America, Inc. and Parco
               Managers Corporation.

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

               (2)   Amendment No. 7 to        Incorporated by Reference to
                     the UPS Savings Plan      Exhibit 10(x)(2) to 1991
                                               Annual Report on Form 10-K.

               (3)   Amendment No. 8 to        Incorporated by Reference
                     the UPS Savings Plan      to Exhibit 10(x)(3) to
                                               1992 Annual Report on
                                               Form 10-K.

               (4)   Amendment No. 9 to        Incorporated by Reference
                     the UPS Savings Plan      to Exhibit 10(x)(4) to 1992
                                               Annual Report on Form 10-K.

               (5)   Amendment No. 10 to       Incorporated by Reference
                     the UPS Savings Plan      to Exhibit 10(x)(5) to 1992
                                               Annual Report on Form 10-K.

               (6)   Amendment No. 11 to       Filed herewith.
                     the UPS Savings Plan

               (7)   Amendment No. 12 to       Filed herewith.
                     the UPS Savings Plan

               (8)   Amendment No. 13 to       Filed herewith.
                     the UPS Savings Plan

               (9)   Amendment No. 14 to       Filed herewith.
                     the UPS Savings Plan

               (10)  Amendment No. 15 to       Filed herewith.
                     the UPS Savings Plan

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

(23)     Consent of Deloitte & Touche LLP.     Filed herewith as Exhibit
                                               23.

(27)     Financial Data Schedule               Filed herewith as Exhibit
                                               27 (for SEC use only).