Form 10-Q
period 1995-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1995-05-12
CIK 809697

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
                        For the Quarter Ended March 31, 1995

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

          YES    X     NO________

                       Common Stock, par value $.10 per share

                                  (Title of Class)

                                 580,000,000 shares
                           Outstanding as of May 12, 1995

                PART I.  FINANCIAL INFORMATION
        UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
         March 31, 1995 (unaudited) and December 31, 1994
                (000's omitted except share amounts)


ASSETS                                        1995           1994
                                         ____________  ____________
CURRENT ASSETS:
     Cash and short-term investments     $   285,144    $   261,038
     Accounts receivable                   1,668,615      1,592,494
     Prepaid employee benefit costs          551,857        439,430
     Materials, supplies and prepaid
        expenses                             567,008        381,179
     Common stock held for stock plans       376,491        349,338
                                           _________      _________
        TOTAL CURRENT ASSETS               3,449,115      3,023,479

PROPERTY, PLANT AND EQUIPMENT - at cost,
        net of accumulated depreciation
        of $5,527,542 in 1995 and
        $5,325,159 in 1994                 7,995,824      7,767,742

OTHER ASSETS                                 492,456        391,183
                                          __________     __________
                                         $11,937,395    $11,182,404
                                          ==========     ==========

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                    $ 1,060,253    $ 1,082,056
     Accrued wages and withholdings          962,824      1,080,554
     Dividends payable                             -        170,037
     Deferred income taxes                   143,134        136,260
     Other current liabilities               657,011        433,578
                                          __________     __________
        TOTAL CURRENT LIABILITIES          2,823,222      2,902,485
                                          ___________    __________

LONG-TERM DEBT, net of current
        maturities of $1,563 in 1995
        and $1,675 in 1994                 1,533,585      1,127,405
                                          __________     __________

ACCUMULATED POSTRETIREMENT BENEFIT
        OBLIGATION, NET                      615,017        588,860
                                          __________     __________

DEFERRED TAXES, CREDITS AND OTHER
        LIABILITIES                        1,947,969      1,916,405
                                          __________     __________

SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
        Authorized 200,000,000 shares,
        none issued                                -              -
     Common stock, par value $.10 per
        share, Authorized 900,000,000
        shares, issued 580,000,000            58,000         58,000
     Additional paid-in capital              312,415        295,441
     Retained earnings                     4,566,768      4,276,784
     Cumulative foreign currency
        adjustments                           80,419         17,024
                                          __________     __________
                                           5,017,602      4,647,249
                                          __________     __________
                                         $11,937,395    $11,182,404
                                          ==========     ==========

See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                Three Months Ended March 31, 1995 and 1994
                 (000's omitted except per share amounts)
                                (unaudited)

                                                1995        1994
                                             __________  __________


       Revenue                               $5,101,907  $4,526,287

       Operating Expenses:
         Wages and employee benefits          3,030,196   2,818,403
         Other                                1,567,389   1,466,400
                                              _________   _________
                                              4,597,585   4,284,803
                                              _________   _________
         Operating Profit                       504,322     241,484
                                              _________   _________

       Other income and (expense):
         Interest income                          3,997       2,847
         Interest expense                       (20,037)    (13,873)
         Miscellaneous, net                      (4,414)     54,611
                                              _________   _________
                                                (20,454)     43,585
                                              _________   _________
       Income before income taxes               483,868     285,069

       Income taxes                             193,884     120,939
                                              _________   _________
         Net income                          $  289,984  $  164,130
                                              =========   =========

         Net income per share                $      .50  $      .28
                                              =========   =========





                   See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                          Three Months Ended March 31, 1995
                                   (000's omitted)
                                     (unaudited)

                                                         Cumulative
                                     Additional            Foreign      Total
                       Common Stock   Paid-In   Retained  Currency  Shareowners'
                      Shares  Amount  Capital   Earnings Adjustments   Equity

  Balance, January 1,
    1995              580,000 $58,000 $295,441  $4,276,784  $17,024  $4,647,249
    Net income              -       -        -     289,984        -     289,984
    Gain on issuance
     of common stock
     held for stock
     plans                  -       -   16,974           -        -      16,974
    Foreign currency
     adjustments            -       -        -           -   63,395      63,395
                      _______  ______  _______   _________   ______   _________
  Balance, March 31,
    1995              580,000 $58,000 $312,415  $4,566,768  $80,419  $5,017,602
                      =======  ======  =======   =========   ======   =========


                        See notes to consolidated financial statements.

        UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
             Three Months Ended March 31, 1995 and 1994
                        (000's omitted)
                          (unaudited)



                                                         1995      1994
                                                        ________  ________
Cash flows from operating activities:
  Net income                                            $289,984   $164,130
   Adjustments to reconcile net income to net cash
   provided from (used in) operating activities:
      Depreciation and amortization                      205,672    180,803
      Postretirement benefits                             26,157     23,844
      Deferred taxes, credits, and other                  36,268     (6,057)
      Changes in assets and liabilities:
         Accounts receivable                             (76,121)  (222,809)
         Prepaid employee benefit costs                 (112,427)  (238,202)
         Materials, supplies and prepaid expenses       (195,555)    48,989
         Common stock held for stock plans               (27,153)  (132,475)
         Accounts payable                                (21,803)   169,573
         Accrued wages and withholdings                 (117,730)   (20,668)
         Dividends payable                              (170,037)  (141,281)
         Other current liabilities                       223,545     55,582
                                                        ________   ________

      Net cash from (used in) operating activities        60,800   (118,571)
                                                        ________   ________

Cash flows from investing activities:
   Capital expenditures                                 (384,372)  (298,465)
   Proceeds from disposal of property, plant and
      equipment                                           12,397     11,889
   Other asset receipts and payments                    (102,912)    13,255
                                                        ________   ________

      Net cash (used in) investing activities           (474,887)  (273,321)
                                                        ________   ________

Cash flows from financing activities:
   Proceeds from borrowings                              436,844    280,058
   Repayment of borrowings                               (31,422)    (1,985)
   Other transactions                                     16,974     11,897
                                                        ________   ________

      Net cash from financing activities                 422,396    289,970
                                                        ________   ________

Effect of exchange rate changes on cash                   15,797      5,688
                                                        ________   ________

Net increase (decrease) in cash and
   short-term investments                                 24,106    (96,234)

Cash and short-term investments:
   Beginning of period                                   261,038    280,960
                                                        ________   ________

   End of period                                        $285,144   $184,726
                                                        ========   ========

Cash paid during the period for:

   Income taxes                                         $  8,020   $ 96,530
                                                        ========   ========

        See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended March 31, 1995 and 1994
                                     (unaudited)


       1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its Managers Incentive Plan, Thrift Plan and Retirement Plan based on one quarter of the estimated annual expense for each three month period.

            Net income per share is based on 580,000,000 shares in both 1995 and 1994, including common stock held for stock plans.

       2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

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

       4. Miscellaneous, net in the consolidated statement of income for the three months ended March 31, 1994, includes a gain of approximately $46 million which resulted from the sale of a long-term investment property in January 1994.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


       Three Months Ended March 31, 1995 and 1994

            Revenue increased by $576 million, or 12.7% for the three months ended March 31, 1995 over the three months ended March 31, 1994. For the first quarter of 1995, domestic revenue totaled $4.439 billion, an increase of $421 million over the first quarter of 1994, and international revenue totaled $663 million, an increase of $155 million.

            Domestic revenue increased as a result of higher volume which was up 5.7%, favorable changes in rates and a continuing shift toward higher yielding packages. The volume increase in the first quarter of 1995 reflects problems experienced during the first quarter of 1994, which included a one day strike in February and periodic severe weather conditions which disrupted both air and ground operations. On February 4, 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

            The increase in international revenue was primarily attributable to higher volume, which was up 15.2%, and the effect of stronger foreign currencies. In addition, the majority of the increased volume related to higher yielding export packages.

            Operating expenses increased by $313 million, or 7.3%, resulting in an improvement in the operating ratio from 94.7 during 1994 to 90.1 during 1995. The improvement in the operating ratio is a function of both cost control efforts during the current quarter and adverse factors affecting results for the comparable prior year quarter, as discussed above. These factors not only affected first quarter 1994 volume, but increased 1994 operating costs as well.

            Operating profit for the period increased by $263 million, or 108.8%, as a result of the higher revenue and lower operating costs.

            Income before income taxes ("pre-tax income") increased $199 million, or 69.7%. Domestic pre-tax income amounted to $531 million, an increase of $169 million, or 46.7% over the corresponding quarter of the previous year. The increase was a result of higher operating profits. In 1994, domestic pre-tax income included a non-recurring $46 million gain from the sale of an investment property, as discussed in Note 4 to the accompanying, unaudited financial statements. The international pre-tax loss decreased by $30 million, or 39.0%, to $47 million for the quarter.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

           The international pre-tax loss attributable to the foreign domestic operations decreased by $12 million, or 26.0%, primarily as a result of higher volume and improved operating margins. The pre-tax loss associated with export operations decreased by $18 million, or 60.1%, and resulted primarily from higher volume and improved operating margins. Export volume increased by 52.2% and 20.6% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

            Net income increased by $126 million, or 76.7%, over the corresponding quarter of the prior year. This increase resulted primarily from improved operating profit.

            The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


       Liquidity and Capital Resources

            As of March 31, 1995, UPS had borrowings outstanding of $670 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. During the first quarter of 1995, the amount which UPS can borrow under this program was increased to $1 billion from $500 million. UPS has entered into firm commitments with a consortium of banks to renew its two revolving credit facilities, increasing the amount of each facility to $1.25 billion from $500 million, with one expiring June 12, 1996, and the other June 12, 2000. Management believes that these funds, combined with the Company's internally generated resources, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

            As part of UPS's overall effort to lower operating expense, the Company has announced it will offer voluntary early retirement and severance packages for certain employees, primarily management, during the period June 15 to August 15, 1995. Because of the voluntary nature of this program, the projected savings or expense cannot be determined at this time.

            Agents for the United States Internal Revenue Service ("IRS") have asserted in reports that UPS is liable for additional tax for the 1983 through 1987 tax years. Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

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




























            Date:  May 12, 1995