Form 10-Q
period 1995-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1995-08-15
CIK 809697

                           SECURITIES AND EXCHANGE COMMMMISSION

                                 Washington, D.C. 20549
                                      FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
                         For the Quarter Ended June 30, 1995

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

          YES    X     NO________



                        Common Stock, par value $.10 per share

                                  (Title of Class)

                                 580,000,000 shares
                          Outstanding as of August 14, 1995

                           PART I.  FINANCIAL INFORMATION
              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                   June 30, 1995 (unaudited) and December 31, 1994
                        (000's omitted except share amounts)


     ASSETS                                               1995         1994
                                                       ----------   ----------
     CURRENT ASSETS:
          Cash and short-term investments             $   239,682  $   261,038
          Accounts receivable                           1,674,784    1,592,494
          Prepaid employee benefit costs                  351,523      439,430
          Materials, supplies and prepaid expenses        524,054      381,179
          Common stock held for stock plans               653,996      349,338
                                                       ----------   ----------
                TOTAL CURRENT ASSETS                    3,444,039    3,023,479

     PROPERTY, PLANT AND EQUIPMENT - at cost, net of
          accumulated depreciation of $5,690,255 in
          1995 and $5,325,159 in 1994                   8,116,617    7,767,742

     OTHER ASSETS                                         527,543      391,183
                                                       ----------   ----------
                                                      $12,088,199  $11,182,404
                                                       ==========   ==========
     LIABILITIES AND SHAREOWNERS' EQUITY

     CURRENT LIABILITIES:
          Accounts payable                            $ 1,074,045  $ 1,082,056
          Accrued wages and withholdings                1,048,859    1,080,554
          Dividends payable                                     -      170,037
          Deferred income taxes                           150,852      136,260
          Other current liabilities                       505,847      433,578
                                                       ----------   ----------
                 TOTAL CURRENT LIABILITIES              2,779,603    2,902,485
                                                       ----------   ----------
     LONG-TERM DEBT, net of current maturities
          of $1,371 in 1995 and $1,675 in 1994          1,548,337    1,127,405
                                                       ----------   ----------
     ACCUMULATED POSTRETIREMENT BENEFIT
          OBLIGATION, NET                                 641,173      588,860
                                                       ----------   ----------
     DEFERRED TAXES, CREDITS AND OTHER LIABILITIES      1,984,662    1,916,405
                                                       ----------   ----------
     SHAREOWNERS' EQUITY:
          Preferred stock, no par value,
             Authorized 200,000,000 shares, none issued         -            -
          Common stock, par value $.10 per share,
             Authorized 900,000,000 shares, issued
             580,000,000                                   58,000       58,000
          Additional paid-in capital                      303,921      295,441
          Retained earnings                             4,696,940    4,276,784
          Cumulative foreign currency adjustments          75,563       17,024
                                                       ----------   ----------
                                                        5,134,424    4,647,249
                                                       ----------   ----------
                                                      $12,088,199  $11,182,404
                                                       ==========   ==========
                   See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
              Three Months and Six Months Ended June 30, 1995 and 1994
                  (000's omitted except per share amounts)
                                     (unaudited)


                                   Three Months Ended       Six Months Ended
                                    1995        1994        1995        1994
                                  ---------   ---------  ----------   ---------
  Revenue                       $5,157,732  $4,827,570 $10,259,639  $9,353,857
                                 ---------   ---------  ----------   ---------
  Operating Expenses:
    Wages and employee benefits  3,015,407   2,853,789   6,045,603   5,672,192
    Other                        1,611,434   1,509,030   3,178,823   2,975,430
                                 ---------   ---------  ----------   ---------
                                 4,626,841   4,362,819   9,224,426   8,647,622
                                 ---------   ---------  ----------   ---------
    Operating Profit               530,891     464,751   1,035,213     706,235
                                 ---------   ---------  ----------   ---------
  Other income and (expense):
    Interest income                  5,522       2,777       9,519       5,624
    Interest expense               (17,984)     (7,281)    (38,021)    (21,154)
    Miscellaneous, net             (13,039)     (2,958)    (17,453)     51,653
                                 ---------   ---------  ----------   ---------
                                   (25,501)     (7,462)    (45,955)     36,123
                                 ---------   ---------  ----------   ---------

  Income before income taxes       505,390     457,289     989,258     742,358


  Income taxes                     194,166     186,404     388,050     307,343
                                 ---------   ---------  ----------   ---------

    Net income                  $  311,224  $  270,885 $   601,208  $  435,015
                                 =========   =========  ==========   =========
    Net income per share        $     0.54  $     0.47 $      1.04  $     0.75
                                 =========   =========  ==========   =========

                   See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                           Six Months Ended June 30, 1995
                                   (000's omitted)
                                     (unaudited)


                                                         Cumulative
                                   Additional            Foreign       Total
                     Common Stock   Paid-In   Retained   Currency  Shareowners'
                     Shares  Amount  Capital   Earnings  Adjustments   Equity
                     -------  ------  -------  ---------   ------     ---------
Balance, January 1,
  1995               580,000 $58,000 $295,441 $4,276,784  $17,024    $4,647,249
  Net income               -       -        -    601,208        -       601,208
  Gain on issuance
  of common stock
  held for stock
  plans                    -       -   17,766          -        -        17,766
  Exercise of stock
    options                -       -   (9,286)         -        -        (9,286)
  Dividends
    ($.32 per share)       -       -        -   (181,052)       -      (181,052)
  Foreign currency
    adjustments            -       -        -          -   58,539        58,539
                     -------  ------  -------  ---------   ------     ---------
Balance, June 30,
  1995               580,000 $58,000 $303,921 $4,696,940  $75,563    $5,134,424
                     =======  ======  =======  =========   ======     =========
                   See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                       Six Months Ended June 30, 1995 and 1994
                                  (000's ommitted)
                                     (unaudited)

                                                        1995        1994
                                                     --------     --------
    Cash flows from operating activities:
      Net income                                    $ 601,208    $ 435,015
        Adjustments to reconcile net income to net
        cash provided from operating activities:
             Depreciation and amortization            419,519      383,565
             Postretirement benefits                   52,313       48,822
             Deferred taxes, credits, and other        76,272      (31,128)
             Changes in assets and liabilities:
               Accounts receivable                    (82,290)    (256,739)
               Prepaid employee benefit costs          87,907      (50,727)
               Materials, supplies and prepaid
                 expenses                            (168,214)     (35,732)
               Common stock held for stock plans     (304,658)    (314,272)
               Accounts payable                        (8,011)     211,323
               Accrued wages and withholdings         (31,695)      97,533
               Dividends payable                     (170,037)    (141,281)
               Other current liabilities               72,573      (51,088)
                                                     --------     --------
        Net cash provided from operating
           activities                                 544,887      295,291
                                                     --------     --------
    Cash flows from investing activities:
      Capital expenditures                           (731,425)    (671,017)
      Proceeds from disposal of property, plant
         and equipment                                 31,642       32,123
      Other asset receipts and payments              (134,445)      13,746
                                                     --------     --------
        Net cash (used in) investing activities      (834,228)    (625,148)
                                                     --------     --------
    Cash flows from financing activities:
      Proceeds from borrowings                        530,317      300,485
      Repayment of borrowings                        (110,368)     (24,672)
      Dividends                                      (181,052)    (140,556)
      Other transactions                                8,480        9,107
                                                     --------     --------
        Net cash provided from financing activities   247,377      144,364
                                                     --------     --------
    Effect of exchange rate changes on cash            20,608       19,848
                                                     --------     --------
    Net (decrease) in cash and
      short-term investments                          (21,356)    (165,645)

    Cash and short-term investments:
      Beginning of period                             261,038      280,960
                                                     --------     --------
      End of period                                 $ 239,682    $ 115,315
                                                     ========     ========
    Cash paid during the period for:
      Interest (net of amount capitalized)          $  31,294    $  27,636
                                                     ========     ========
      Income taxes                                  $ 287,154    $ 306,355
                                                     ========     ========
                   See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months and Six Months Ended June 30, 1995 and 1994
                                     (unaudited)


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

       2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three months and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

       3. During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service (IRS) asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ( OPL ), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

            Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. The additional tax sought by the agents relating to package insurance for this period range from $89 million to $148 million, plus penalties and interest, and are based on the same theories included in the above described Notice of Deficiency.

            In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years and $95 million in tax for the 1985 through 1987 tax year. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months and Six Months Ended June 30, 1995 and 1994
                                     (unaudited)


            The Company will file a petition in Tax Court in August, 1995, in opposition to the Notice of Deficiency. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The IRS may take positions similar to those in the reports described above for periods after 1987.

       4. Miscellaneous, net in the consolidated statement of income for the six months ended June 30, 1994, includes a gain of approximately $46 million which resulted from the sale of a long-term investment property in January 1994.

       5. As part of UPS's overall effort to lower operating expense, the Company has implemented a program of voluntary early retirement and severance packages for certain, primarily management, employees. Voluntary elections to participate in the program must be made during
       the period June 15 to August 15, 1995.   Employees are allowed a one
       week recision period after making their election. All electing employees must terminate employment no later than August 31, 1995.

            The total charge to 1995 operations for this program will not be known until the third quarter. It is anticipated to be in the range of
       $250 to $300 million, however, this estimate could  vary significantly depending on the actual number and mix of employees who accept the offer.  Total charges incurred through June 30, 1995 were $19 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


       Three Months Ended June 30, 1995 and 1994

            Revenue increased by $330 million, or 6.8% for the three months ended June 30, 1995 over the three months ended June 30, 1994. For the second quarter of 1995, domestic revenue totaled $4.462 billion, an increase of $165 million over the second quarter of 1994, and international revenue totaled $696 million, an increase of $165 million.

            Domestic revenue increased as a result of higher volume which was up 0.8% and a continuing shift toward higher yielding packages.

            The increase in international revenue was primarily attributable to higher volume, which was up 13.4% and the effect of stronger foreign currencies. In addition, the majority of the increased volume related to higher yielding export packages.

            Operating expenses increased by $264 million, or 6.1%, resulting in an improvement in the operating ratio from 90.4 during 1994 to 89.7 during 1995. The improvement in the operating ratio is primarily a function of cost control efforts during 1995.

            Operating profit for the period increased by $66 million, or 14.2%, as a result of the higher revenue and the lower operating ratio.

            Income before income taxes ("pre-tax income") increased $48 million, or 10.5%. Domestic pre-tax income amounted to $559 million, an increase of $10 million, or 1.9% over the corresponding quarter of the
       previous year.   The increase was a result of higher operating profits.
       The international pre-tax loss decreased by $38 million, or 41.4%, to $54 million for the quarter.

           The international pre-tax loss attributable to the foreign domestic operations decreased by $27 million, or 39.3%, primarily as a result of
       higher volume and improved operating margins.   The pre-tax loss
       associated with export operations decreased by $11 million, or 47.2%, and also resulted primarily from higher volume and improved operating margins. Export volume increased by 41.8% and 18.5% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

            Net income increased by $40 million, or 14.9%, over the corresponding quarter of the prior year. The increase resulted primarily from improved operating profit.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


       Six Months Ended June 30, 1995 and 1994

            Revenue increased by $906 million, or 9.7% for the six months ended June 30, 1995 over the six months ended June 30, 1994. For the first six months of 1995, domestic revenue totaled $8.901 billion, an increase of $587 million over the first six months of 1994, and international revenue totaled $1.359 billion, an increase of $319 million.

            Domestic revenue increased as a result of higher volume which was up 3.2%, first quarter rate increases and a continuing shift toward higher yielding packages. The volume increase was mainly a result of lower volume during the first quarter of 1994, which was affected by a one day strike in February 1994 and periodic, severe weather conditions which disrupted both air and ground operations. On February 4, 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

            The increase in international revenue was primarily attributable to higher volume, which was up 14.3%, and the effect of stronger foreign currencies. In addition, the majority of the increased volume related to higher yielding export packages.

            Operating expenses increased by $577 million, or 6.7%, resulting in an improvement in the operating ratio from 92.4 during 1994 to 89.9 during 1995. The improvement in the operating ratio is a function of both cost control efforts during the first six months of 1995 and adverse factors affecting results for the first quarter of 1994, as discussed above. These factors not only affected first quarter 1994 volume, but increased first quarter 1994 operating costs as well.

            Operating profit for the period increased by $329 million, or 46.6%, as a result of the higher revenue and the lower operating ratio.

            Income before income taxes ("pre-tax income") increased $247 million, or 33.3%. Domestic pre-tax income amounted to $1.09 billion, an increase of $179 million, or 19.7% over the corresponding period of the previous year. The increase was a result of higher operating profits. In 1994, domestic pre-tax income included a non-recurring $46 million gain from the sale of an investment property, as discussed in
       Note 4 to the accompanying, unaudited financial statements. The international pre-tax loss decreased by $68 million, or 40.3%, to $100 million for the first six months of 1995.

           The international pre-tax loss attributable to the foreign domestic operations decreased by $39 million, or 33.8%. The pre-tax loss associated with export operations decreased by $29 million, or 54.3%. Both decreases were a result of the same reasons discussed under the
       second quarter.    Export volume increased by 46.7% and 19.5% for
       international and U.S. origin, export shipments, respectively. As noted in the second quarter discussion, UPS expects that the cost of operating its international business will continue to exceed revenue in the near
       future.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


            Net income increased by $166 million, or 38.2% over the corresponding period of the prior year. This increase resulted primarily from improved operating profit.

            The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

       Liquidity and Capital Resources

            As of June 30, 1995, UPS had borrowings outstanding of $683 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. During the first quarter of 1995, the amount which UPS can borrow under this program was increased to $1 billion from $500 million. During the second quarter of 1995, UPS entered into agreements with a consortium of banks to renew its two revolving credit facilities, increasing the amount of each facility to $1.25 billion from $500 mmillion, with one expiring June 12, 1996, and the other June 12, 2000. Management believes that these funds, combined with the Company's internally generated resources will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

            As part of UPS's overall effort to lower operating expense, the Company has implemented a program of voluntary early retirement and severance packages for certain, primarily management, employees. Voluntary elections to participate in the program must be made during
       the period June 15 to August 15, 1995.   Employees are allowed a one
       week recision period after making their election. All electing employees must terminate employment no later than August 31, 1995.

            The total charge to 1995 operations for this program will not be known until the third quarter. It is anticipated to be in the range of $250 to $300 million, however, this estimate could vary significantly depending on the actual number and mix of employees who accept the offer. Total charges incurred through June 30, 1995 were $19 million.

            During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service (IRS) asserting that it is liable for additional tax for the 1983 and 1984 tax
       years.   Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years.
       Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

                                       PART II


       Item 1 - Legal Proceedings

               In the second quarter of 1995, UPS received a Notice of Deficiency from the United States Internal Revenue Service asserting that it is liable for additional tax for the 1983 and 1984 tax years. UPS will file a petition in Tax Court in August, 1995, in opposition to the Notice of Deficiency. Information regarding the Notice of Deficiency is incorporated herein by reference from Note 3 to the Consolidated Financial Statements filed herewith.


       Item 4 - Submission of Matters to a Vote of Security Holders

               The annual meeting of shareowners of the Registrant was held on May 11, 1995.

               Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

               The results of the voting by the shareowners for directors is presented below.
                                                            Percent of
       Director                       Number of Votes      Total Voting

       John W. Alden               For       337,190,102      95.8%
                                   Withheld    14,968,227      4.2%
       William H. Brown, III       For       339,532,551      96.4%
                                   Withheld    12,625,778      3.6%
       Carl Kaysen                 For       337,162,029      95.7%
                                   Withheld    14,996,300      4.3%
       John J. Kelley              For       340,602,877      96.7%
                                   Withheld    11,555,452      3.3%
       James P. Kelly              For       340,844,585      96.8%
                                   Withheld    11,313,744      3.2%
       Gary E. MacDougal           For       338,815,775      96.2%
                                   Withheld    13,342,554      3.8%
       Joseph R. Moderow           For       340,901,482      96.8%
                                   Withheld    11,256,847      3.2%
       Kent C. Nelson              For       339,022,430      96.3%
                                   Withheld    13,135,899      3.7%
       Victor A. Pelson            For       338,959,448      96.3%
                                   Withheld    13,198,881      3.7%
       John W. Rogers              For       340,298,524      96.7%
                                   Withheld    11,859,805      3.3%
       Charles L. Schaffer         For       340,482,463      96.7%
                                   Withheld    11,675,866      3.3%
       Robert M. Teeter            For       339,465,487      96.4%
                                   Withheld    12,692,842      3.6%
       Calvin E. Tyler Jr.         For       340,694,659      96.7%
                                   Withheld    11,463,670      3.3%

                                       PART II



                Two proposals (designated Item Nos. 2 and 3) were submitted by the Board of Directors. The proposals and the results of the voting by the stockholders are presented below.


                                                                 Percent of
                                              Number of Votes   Total Voting
       2.     To approve the UPS  1991     For    332,934,516      94.5%
       Stock Option Plan, as amended       Against 13,238,017       3.8%
       and restated                        Abstain  5,985,796       1.7%

       3.    To confirm the appointment    For    346,392,370      98.4%
       of Deloitte & Touche LLP,           Against  3,236,741       0.9%
       independent auditors, as auditors   Abstain  2,529,218       0.7%
       of UPS and its subsidiaries for
       the year ending December 31, 1995


       Item 6 - Exhibits and reports on Form 8-K

          a)  Exhibits:
              10) Material contracts
                  a) Credit Agreement (364-Day Facility) dated June 12, 1995 among United Parcel Service of America, Inc., the initial lenders named therein, NationsBank of Georgia, N.A., as Agent and Citibank, N.A., as Agent.
                  b) Credit Agreement (Five-Year Facility) dated June 12, 1995 among United Parcel Service of America, Inc., the initial lenders named therein, NationsBank of Georgia, N.A., as Agent and Citibank, N.A., as Agent.

             b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

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




























       Date:  August 14, 1995