Form 10-Q
period 1995-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1995-11-13
CIK 809697

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934
            For the Quarter Ended September 30, 1995

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

                       580,000,000 shares
               Outstanding as of November 10, 1995

                    PART I.  FINANCIAL INFORMATION
       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
         September 30, 1995 (unaudited) and December 31, 1994
                 (000's omitted except share amounts)


ASSETS                                           1995           1994
                                              ----------     ----------
CURRENT ASSETS:
   Cash and short-term investments           $   326,165    $   261,038
   Accounts receivable                         1,790,299      1,592,494
   Prepaid employee benefit costs                106,916        439,430
   Materials, supplies and prepaid expenses      469,891        381,179
   Common stock held for stock plans             640,600        349,338
                                              ----------     ----------
          TOTAL CURRENT ASSETS                 3,333,871      3,023,479

PROPERTY, PLANT AND EQUIPMENT - at cost, net
   of accumulated depreciation of $5,874,708
   in 1995 and $5,325,159 in 1994              8,454,858      7,767,742

OTHER ASSETS                                     509,140        391,183
                                              ----------     ----------
                                             $12,297,869    $11,182,404
                                              ==========     ==========
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                          $ 1,142,344    $ 1,082,056
   Accrued wages and withholdings              1,115,320      1,080,554
   Dividends payable                                   -        170,037
   Deferred income taxes                         156,348        136,260
   Other current liabilities                     545,580        433,578
                                              ----------     ----------
          TOTAL CURRENT LIABILITIES            2,959,592      2,902,485
                                              ----------     ----------
LONG-TERM DEBT, net of current maturities
   of $1,101 in 1995 and $1,675 in 1994        1,409,012      1,127,405
                                              ----------     ----------
ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                  782,064        588,860
                                              ----------     ----------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES  1,894,960      1,916,405
                                              ----------     ----------
SHAREOWNERS' EQUITY:
   Preferred stock, no par value,
     Authorized 200,000,000 shares, none issued        -              -
   Common stock, par value $.10 per share,
     Authorized 900,000,000 shares, issued
     580,000,000                                  58,000         58,000
   Additional paid-in capital                    307,067        295,441
   Retained earnings                           4,820,880      4,276,784
   Cumulative foreign currency adjustments        66,294         17,024
                                              ----------     ----------
                                               5,252,241      4,647,249
                                              ----------     ----------
                                             $12,297,869    $11,182,404
                                              ==========     ==========

            See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
      Three Months and Nine Months Ended September 30, 1995 and 1994
                 (000's omitted except per share amounts)
                                (unaudited)


                               Three Months Ended      Nine Months Ended
                             ---------------------    -----------------------

                               1995         1994         1995        1994
                              ------       ------       ------      ------
Revenue                     $5,139,925  $4,884,565   $15,399,564  $14,238,422
                             ---------   ---------    ----------   ----------
Operating Expenses:
 Wages and employee
 benefits                    3,003,950   2,925,387     9,030,553    8,597,579
 Other                       1,542,156   1,553,017     4,720,979    4,528,447
 Restructuring charge          353,318           -       372,318            -
                             ---------   ---------    ----------   ----------
                             4,899,424   4,478,404    14,123,850   13,126,026
                             ---------   ---------    ----------   ----------
 Operating Profit              240,501     406,161     1,275,714    1,112,396
                             ---------   ---------    ----------   ----------
Other income and (expense):
 Interest income                 6,825       3,574        16,344        9,198
 Interest expense              (20,642)     (2,766)      (58,663)     (23,920)
 Miscellaneous, net            (13,758)    (12,369)      (31,211)      39,284
                             ---------   ---------     ---------    ---------
                               (27,575)    (11,561)      (73,530)      24,562
                             ---------   ---------     ---------    ---------

Income before income taxes     212,926     394,600     1,202,184    1,136,958

Income taxes                    88,986     162,676       477,036      470,019
                             ---------   ---------     ---------    ---------

 Net income                 $  123,940  $  231,924    $  725,148   $  666,939
                             =========   =========     =========    =========
 Net income per share       $     0.21  $     0.40    $     1.25   $     1.15
                             =========   =========     =========    =========


              See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 1995
                                 (000's omitted)
                                   (unaudited)




                                                       Cumulative
                                   Additional          Foreign      Total
                     Common Stock   Paid-In  Retained  Currency   Shareowners'
                    Shares  Amount  Capital  Earnings  Adjustments  Equity
                    ------  ------  -------  --------  -----------  ------
Balance, January 1,
 1995               580,000 $58,000 $295,441 $4,276,784 $17,024   $4,647,249
   Net income             -       -        -    725,148       -      725,148
   Gain on issuance
   of common stock
   held for stock
   plans                  -       -   20,925          -       -       20,925
   Exercise of stock
     options              -       -   (9,299)         -       -       (9,299)
   Dividends
    ($.32 per share)      -       -        -   (181,052)      -     (181,052)
   Foreign currency
    adjustments           -       -        -          -  49,270       49,270

                    -------  ------  -------  ---------  ------    ---------
Balance,
 September 30,1995  580,000 $58,000 $307,067 $4,820,880 $66,294   $5,252,241
                    =======  ======  =======  =========  ======    =========

           See notes to consolidated financial statements

       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
             Nine Months Ended September 30, 1995 and 1994
                            (000's omitted)
                              (unaudited)

                                                    1995           1994
                                                 ----------     ---------
Cash flows from operating activities:
  Net income                                    $   725,148    $  666,939
    Adjustments to reconcile net income to net
    cash provided from operating activities:
      Depreciation and amortization                 640,145       582,856
      Postretirement benefits                        78,061        77,742
      Deferred taxes, credits, and other            (53,421)      (28,881)
      Non-cash restructuring charge                 338,453             -
      Changes in assets and liabilities:
        Accounts receivable                        (197,805)     (300,793)
        Prepaid employee benefit costs              121,351        72,799
        Materials, supplies and prepaid
          expenses                                 (110,637)      (61,706)
        Common stock held for stock plans          (291,262)      (26,256)
        Accounts payable                             60,288       285,618
        Accrued wages and withholdings               34,766       118,311
        Dividends payable                          (170,037)     (141,281)
        Other current liabilities                   112,576       (20,192)
                                                  ---------     ---------
    Net cash provided from operating
     activities                                   1,287,626     1,225,156
                                                  ---------     ---------
Cash flows from investing activities:
  Capital expenditures                           (1,308,292)   (1,143,758)
  Proceeds from disposals of property, plant
    and equipment                                    49,437        46,929
  Other asset receipts and payments                 (97,431)        2,303
                                                  ---------     ---------
    Net cash (used in) investing activities      (1,356,286)   (1,094,526)
                                                  ---------     ---------
Cash flows from financing activities:
  Proceeds from borrowings                          552,654        55,900
  Repayment of borrowings                          (272,149)      (49,602)
  Dividends                                        (181,052)     (140,556)
  Other transactions                                 11,626        28,173
                                                  ---------     ---------
    Net cash provided from (used in)
     financing activities                           111,079      (106,085)
                                                  ---------     ---------
Effect of exchange rate changes on cash              22,708        11,473
                                                  ---------     ---------
Net increase in cash and short-term investments      65,127        36,018
Cash and short-term investments:
  Beginning of period                               261,038       280,960
                                                  ---------     ---------
  End of period                                 $   326,165    $  316,978
                                                  =========     =========
Cash paid during the period for:
  Interest (net of amount capitalized)          $    30,824    $   18,849
                                                  =========     =========
  Income taxes                                  $   483,551    $  503,385
                                                  =========     =========
            See notes to consolidated financial statements.

UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 1995 and 1994
(unaudited)



1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period.

     Net income per share is based on 580,000,000 shares in both 1995 and 1994, including common stock held for stock plans.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

3. During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

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

UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 1995 and 1994
(unaudited)



     In August, 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The IRS may take positions similar to those in the reports described above for periods after 1987.

4. Miscellaneous, net in the consolidated statement of income for the nine months ended September 30, 1994, includes a gain of approximately $46 million which resulted from the sale of a long-term investment property in January 1994.

5. As part of UPS's overall effort to lower operating expenses, the Company implemented a program of voluntary early retirement and severance for certain, primarily management, employees which concluded August 15, 1995. A one time charge of $372 million was recorded to 1995 operations of which $353 million was recorded in the third quarter with the remaining $19 million previously recorded in the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended September 30, 1995 and 1994

     Revenue increased by $255 million, or 5.2% for the three months ended September 30, 1995 over the three months ended September 30, 1994. For the third quarter of 1995, domestic revenue totaled $4.464 billion, an increase of $150 million over the third quarter of 1994, and international revenue totaled $676 million, an increase of $105 million.

     Domestic revenue increased as a result of higher volume which was up 0.4%, favorable changes in rates and a continuing shift toward higher yielding packages. On February 4, 1995 published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for the Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

     The increase in international revenue was primarily attributable to higher volume, which was up 12.5% and the effect of stronger foreign currencies. In addition, the majority of the increased volume related to higher yielding export packages.

     Operating expenses increased by $421 million, or 9.4%, primarily due to a one time charge of $372 million of which $353 million was recorded to third quarter operations for the voluntary early retirement and severance program for certain, primarily management employees which concluded August 15, 1995 ("restructuring charge"). Excluding this restructuring charge, operating expenses increased 1.5% resulting in an improvement in the operating ratio from 91.7 during 1994 to 88.4 during 1995. The improvement in the operating ratio, excluding the restructuring charge of $353 million, is primarily a function of cost control efforts during 1995. This trend should be further enhanced as a result of the restructuring.

     Operating profit for the period decreased by $166 million, or 40.8%, as a result of the restructuring charge of $353 million, offset by higher revenue and an improved operating ratio, exclusive of the restructuring charge.

     Income before income taxes ("pre-tax income") decreased $182 million, or 46.0%. Domestic pre-tax income amounted to $283 million, a decrease of $202 million, or 41.6% over the corresponding quarter of the previous year. The decrease was a result of the restructuring charge of $353 million. Ignoring the effect of this one-time charge, domestic pre-tax income would have been up $151 million, or 31.3%, primarily the result of higher operating profits. The international pre-tax loss decreased by $20 million, or 22.2%, to $70 million for the quarter.

     The international pre-tax loss attributable to the foreign domestic operations decreased by $19 million, or 31.1%, primarily as a result of higher volume and improved operating margins. The pre-tax loss associated with export operations decreased by $1 million, or 3.7%, and resulted primarily from higher volume and improved operating margins. Export volume increased by 31.0% and 15.1% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

<PAGE)   9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


     Net income decreased by $108 million, or 46.6%, over the corresponding quarter of the prior year. The net decrease resulted from the restructuring charge of $353 million which was offset by higher operating profits.


Nine Months Ended September 30, 1995 and 1994

     Revenue increased by $1.161 billion, or 8.2% for the nine months ended September 30, 1995 over the nine months ended September 30, 1994. For the first nine months of 1995, domestic revenue totaled $13.365 billion, an increase of $736 million over the first nine months of 1994, and international revenue totaled $2.035 billion, an increase of $425 million.

     Domestic revenue increased as a result of higher volume which was up 2.3%, first quarter rate increases and a continuing shift toward higher yielding packages. The volume increase was mainly a result of lower volume during the first quarter of 1994, which was affected by severe weather conditions which disrupted both air and ground operations and a one day strike in February 1994. On February 4, 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9%, and the published rates for Next day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

     The increase in international revenue was primarily attributable to higher volume, which was up 13.7%, and the effect of stronger foreign currencies. In addition, the majority of the increased volume related to higher yielding export packages.

     Operating expenses increased by $998 million, or 7.6% over the prior year. Included in this increase is a one time charge of $372 million for a voluntary early retirement and severance program for certain, primarily management, employees which concluded August 15, 1995 ("restructuring charge"). Excluding this restructuring charge, operating expenses increased only 4.8% resulting in an improvement in the operating ratio, from 92.2 during 1994 to 89.3 during 1995. The improvement in the operating ratio, excluding the restructuring charge, is a function of cost control efforts during the first nine months of 1995 and adverse factors affecting results for the first quarter of 1994, as discussed above. These factors not only affected first quarter 1994 volume, but increased first quarter 1994 operating costs as well. The effect of cost control efforts should be further enhanced as a result of the restructuring.

     Operating profit for the period increased by $163 million, or 14.7%, as a result of the higher revenue and the improved operating ratio offset by the restructuring charge of $372 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


     Income before income taxes ("pre-tax" income) increased $65 million, or 5.7%. Domestic pre-tax income amounted to $1.373 billion, a decrease of $23 million, or 1.6% over the corresponding period of the previous year. Results for the period were reduced by the restructuring charge of $372 million. Ignoring the effect of this one-time charge, domestic pre-tax income would have been up $349 million, or 25.1%, primarily due to higher operating profits. In 1994, domestic pre-tax income included a non-recurring $46 million gain from the sale of an investment property, as discussed in Note 4 to the accompanying, unaudited financial statements. The international pre-tax loss decreased by $88 million, or 34.0%, to $171 million for the first nine months of 1995.

     The international pre-tax loss attributable to the foreign domestic operations decreased by $58 million, or 32.9%. The pre-tax loss associated with export operations decreased by $30 million, or 36.4%. Both decreases were a result of the same reasons discussed under the third quarter. Export volume increased by 40.6% and 18.0% for the international and U.S. origin, export shipments, respectively. As noted in the third quarter discussion, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

     Net income increased by $58 million, or 8.7% over the corresponding period of the prior year. This increase resulted primarily from improved operating profit.

     The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Liquidity and Capital Resources

     As of September 30, 1995, UPS had borrowings outstanding of $541 million under its commercial paper program. Management anticipates that UPS will have a continuing need for the near future to draw on its commercial paper program to meet its working capital requirements. During the first quarter of 1995, the amount which UPS can borrow under this program was increased to $1 billion from $500 million. During the second quarter of 1995, UPS entered into agreements with a consortium of banks to renew its two revolving credit facilities, increasing the amount of each facility to $1.25 billion from $500 million, with one expiring June 12, 1996, and the other June 12, 2000. Management believes that these funds, combined with the Company's internally generated resources will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

     During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

PART II


Item 6 - Exhibits and reports on Form 8-K

a)  Exhibits:
     10)   Material contracts
           e)   Employees Stock Purchase Plan, as amended

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













Date:  November 10, 1995