Form 10-K405
period 1995-12-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1996-04-01
CIK 809697

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1995          Commission File No. 0-4714
- -------------------------------------------          --------------------------

                   United Parcel Service of America, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     95-1732075
- -------------------------------                     ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. No.)
incorporation or organization)

55 Glenlake Parkway, NE, Atlanta, Georgia                    30328
- -----------------------------------------           ---------------------------
(Address of principal executive office)                   (ZIP Code)

                              Area (404) 828-6000
                              -------------------
                               (Telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each Exchange on which registered
       None                                              None
- -------------------                   -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.10 per share
                              (Title of Class)
- --------------------------------------------------------------------------------

    Common Stock, par value $.10 per share, subject to UPS Managers Stock
                      Trust and UPS Employees Stock Trust
- --------------------------------------------------------------------------------
                                (Title of Class)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  No     .
                                                              -----   -----

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                 The aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $27.00, the price per share as of February 29, 1996 at which the registrant expressed its willingness to purchase its shares from shareowners wishing to sell their shares, was $13,635,026,433.

                 The number of shares of United Parcel Service of America, Inc. Common Stock issued, as of February 29, 1996, was 570,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 9, 1996 are incorporated by reference in answer to Part III of this Report.

                                     PART I

Item 1.  Business.

                 United Parcel Service of America, Inc., through its subsidiaries, provides specialized transportation and logistics services, primarily through the pickup and delivery of packages and documents. Service is offered throughout the United States and over 200 other countries and territories around the globe. UPS is the largest package distribution company in the world, with revenues of over $21 billion in 1995 generated by the delivery of more than three billion packages. UPS provides a daily pickup service for approximately 1.4 million customers.

                 With minor exceptions, UPS Common Stock, $.10 par value per share (the "Common Stock") is owned by or held for the benefit of its active employees and their families, former employees and their estates or heirs, charitable foundations established by UPS founders and their family members or by other charitable organizations that acquired their stock by donations from shareowners. UPS Common Stock is not listed on a national securities exchange or traded in the organized over-the-counter markets. When used herein, the terms "UPS" and the "Company" refer to United Parcel Service of America, Inc., a Delaware corporation and its subsidiaries.


Delivery Service in the United States

                 Ground Services

                 For most of its history, UPS has been engaged primarily in the delivery of packages traveling by means of ground transportation. This service was expanded gradually and today it is available for interstate and intrastate destinations, serving every address in the 48 contiguous states and between those states and Alaska and Hawaii. In Hawaii, an intra-island service is provided between addresses on Oahu and an inter-island air service is offered between all islands of the state. In Alaska, an intrastate package delivery service is available.

                 Service is restricted to packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in length and girth combined.

                 In addition to its standard ground delivery product, UPS provides a variety of ground shipment options. UPS Hundredweight Service(R) offers discounted contract rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, addressed to one consignee at one address, with delivery on the same day. Customers can realize significant savings on these shipments compared to regular ground service rates. UPS Hundredweight Service was expanded to reach all 48 contiguous states on January 1, 1995 and is also available for air shipments. Approximately 140,000 UPS customers have contracts for UPS Hundredweight Service. By mid-1996, UPS plans to introduce Common Carrier Hundredweight service that will allow all UPS customers to take advantage of the discounted pricing available with UPS Hundredweight Service, but without a contract. UPS Hundredweight Service revenue increased in 1995 by 12.1% over 1994.

                 UPS GroundSaver(R) is another contract service which offers special rates and services for business-to-business shipments to specified ZIP Codes. UPS GroundSaver revenue for 1995 increased 10% from 1994.

                 UPS's domestic ground revenue increased in 1995 by 2.0% over 1994, primarily as a result of favorable changes in rates.


                 Domestic Air Services

                 UPS provides domestic air delivery throughout the United States and Puerto Rico. The Company's premium express service is UPS Next Day Air(R), which offers guaranteed overnight or next business day delivery by 10:30 a.m. to more than 76% of the United States population, and delivery by noon to areas covering an additional 13%. Saturday delivery is offered for UPS Next Day Air shipments to most areas of the country for an additional fee.

                 Early A.M. Service(SM) was introduced in 1994. This service provides guaranteed next day delivery of packages and documents by 8:00 a.m. from most metropolitan areas. In addition, 8:30 a.m. delivery is available from virtually all overnight shipping locations coast to coast to approximately 1,100 destination cities in 41 states.

                 UPS offers two options for customers who desire less expensive guaranteed delivery services. UPS 2nd Day Air(R) provides guaranteed delivery of letters and packages in two business days and 3 Day Select(R) provides guaranteed delivery in three business days. Developed primarily for longer distance customers who need time-definite delivery and higher levels of information, 3 Day Select is priced between traditional ground and air express services.

                 The Company's newest air express product is UPS SonicAir Service(R), which offers same-day or "next flight out" delivery service to virtually any location in the continental United States from delivery pickup locations in the United States, as well as from many international business centers. Same day and logistics services, including critical parts warehousing, are available through UPS SonicAir Service 24 hours a day, 365 days a year.

                 UPS provides on-line tracking for all domestic time definite services except UPS SonicAir Service through its cellular tracking system, TotalTrack(R).

                 Customer demand for UPS's domestic air services continued to increase in 1995, with volume and revenue growing by 14% and 11%, respectively.

                 To support this growth and to address future needs, UPS continued to invest in new equipment, primarily in the form of additional aircraft, and facility expansions, in 1995. During 1995, UPS took delivery of eight Boeing 757-200 freighter aircraft, and in October 1995, UPS became the launch customer for the world's first Boeing 767-300 ER freighter aircraft. Working in tandem with Boeing, UPS engineers helped design this latest addition to the Company's fleet, which will ultimately replace certain of its DC-8 aircraft. Five Boeing 767-300 ER freighter aircraft were delivered to UPS in 1995.

                 Throughout the year, UPS worked on improving its domestic air service through better utilization of its regional air hub network. These efforts proved particularly effective in December when heavy snows and freezing temperatures shut down most of the air traffic in the Northeast and Midwest.

                 The Company's domestic regional air hubs are located in Philadelphia, Pennsylvania, Dallas, Texas, Rockford, Illinois, and Ontario, California. Louisville, Kentucky is the site of the Company's all-points international air hub, where most of the Company's air volume is processed. A sixth regional air hub in Columbia, South Carolina is currently under construction and is expected to commence operations in August 1996. This new facility will include Next Day Air and 2nd Day Air sort operations, and it will process much of UPS's air volume originating in the southeastern United States.

                 United States domestic business accounted for approximately 86.7%, 88.4% and 89.0% of the Company's consolidated revenue in 1995, 1994 and 1993, respectively. For additional financial information relating to domestic and foreign operations, see Note 10 to the Consolidated Financial Statements filed herewith.

International Delivery Service

                 UPS offers guaranteed overnight delivery to more of the world's key business centers than any other carrier, as well as other express products for less urgent shipments. Throughout 1995, UPS continued to develop its global delivery and logistics network.

                 Expansion has been focused on improving communication and the
transfer of information.   The Company's rapid international expansion has been
accomplished in part through a multi-billion dollar technology upgrade program that includes a computerized customs clearance system with a unique pre-alert procedure to expedite delivery upon arrival in the destination country and a global telecommunications network that links approximately 1,000 distribution sites.

                 Through the strategic acquisition of existing delivery services and service partner agreements, UPS has established a worldwide distribution network. This includes the first pan-European, integrated ground and air distribution network similar to its operations in the United States.

                 Air service is offered throughout Canada, Germany, Italy and Spain. Ground service is provided throughout Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. Service in Mexico is offered between Mexico City, Guadalajara and Monterrey.

                 UPS Worldwide Express is the equivalent of the Company's domestic air express products, providing delivery of urgent packages, documents and letters to more than 200 countries and territories. Worldwide Express shipments are generally delivered within two business days. In 1995, UPS launched Worldwide Express Plus, becoming the first carrier to offer guaranteed overnight delivery by 8:00 a.m. from major business centers in Europe, Asia, Canada, Mexico and Puerto Rico to 100 cities in the United States.
Destinations not covered by the 8:00 a.m. delivery guarantee receive delivery by 8:30 a.m. Shippers using the new service receive automatic notification of any time-in-transit delays, as well as automatic delivery confirmation, at no additional charge.

                 UPS also offers Worldwide Expedited Package Service for less urgent multi-package shipments. Transit times are slightly longer than for UPS Worldwide Express service, but rates are up to 40% less.

                 The Company's transborder air and ground services within Europe are enhanced by UPS EuroExpress and UPS EuroExpedited(R) services. EuroExpress is a time-definite next day delivery service for shipments between major European cities. EuroExpedited is used for less urgent shipments traveling by ground transportation between 15 countries, with shipments tracked electronically. A reduction in border restrictions has contributed greatly to more direct and efficient transborder services.

                 In October 1995, UPS discontinued a significant portion of its ground services from the United States into Mexico, due primarily to customs delays at the border and little control over delivery times. Transborder service between the U.S. and Canada, however, has continued with three levels of service: Express, for delivery in one business day; Expedited, for delivery within three days; and Standard, for basic ground service.


                 Although UPS continued to experience pre-tax losses in its international business, the Company reduced its losses by over $115 million or 35.2% in 1995.

                 Foreign domestic and export business accounted for approximately 13.3%, 11.6% and 11.0% of consolidated revenues in 1995, 1994 and 1993, respectively. For additional financial information relating to domestic and foreign operations, see Note 10 to the Consolidated Financial Statements filed herewith.


Other Services

                 UPS offers customized services for certain types of customers or even a single customer, such as Consignee Billing and Delivery Confirmation. Consignee Billing was designed for customers who receive large amounts of merchandise from a number of vendors. UPS bills these consignee customers directly for the shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. The Company's Consignee Billing service volume increased 14% in 1995. Electronic tracking of all Consignee Billing packages is offered, as well as on-demand pick up service for return shipments. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries. Immediate confirmation is provided upon request. This service is available throughout the United States and Puerto Rico.

                 UPS GroundTrac(SM) service electronically tracks ground packages so that UPS's customers can receive immediate information about the status of their packages while in transit. UPS TotalTrack(SM) is an enhanced tracking system. With the introduction of in-vehicle data transmission capabilities, this service enables customers in the United States as well as Canada and Germany to receive verification of deliveries within minutes after they are completed. Shippers can access tracking information 24 hours a day, seven days a week, by telephone or through the UPS MaxiTrac(R) software system, which enables customers to track and trace their own packages via telecommunications links with the Company's electronic data systems. As of December 31, 1995, UPS had distributed MaxiTrac software to approximately 300,000 customers. The UPS MaxiShip System(R) is a hardware-software system that assists customers in managing their shipping operations by automating a customer's shipping room with features such as automatic zoning, rating and printing of address labels, pickup records and shipping reports. As of December 31, 1995, approximately 42,000 customers were using the MaxiShip System.


Rates

                 During the first quarter of 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for Next Day Air and 2nd Day Air packages were each increased by 3.9% and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

                 During the first quarter of 1996, the Company implemented distance-based pricing for its air express services. This new pricing structure is based on both weight and distance of packages shipped. Under the revised structure, air express rates are geographically defined by ZIP code. The continental United States is divided into the same seven zones used for UPS standard ground services. Previously, express shipments were priced by weight only, the standard method in the industry. The new structure means that prices for UPS Next Day Air have been dropped by as much as 40% in short-distance zones, while prices in longer zones have increased up to 28%.

                 In addition, rates for standard ground shipments were increased an average of 2.9% for commercial deliveries and 3.9% for residential deliveries. Rates for the newly-zoned UPS Next Day Air and UPS 2nd Day Air services increased approximately 4.9%. Rates for UPS 3-Day Select, already zoned, increased approximately 3.9%. All increases were limited to deliveries within the continental United States.

                 Rates for international shipments originating in the United States were increased 4.9% for UPS Worldwide Express, 6.9% for UPS Worldwide Expedited and 3.9% for UPS Standard Service to Canada. The rate increases did not affect shipments originating outside the United States.

Competition

                 UPS is the largest package distribution company in the world, in terms of both revenue and volume. UPS also offers the broadest array of services in the package delivery industry, and therefore competes with many companies and services on a local, regional, national and international basis. These include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others.

                 Competition is increasing based on the ability of carriers to offer highly reliable, customized delivery solutions, rich with information, at competitive prices. UPS also endeavors to attract customers by offering value-added services such as delivery guarantees, tracking and performance reports. In recent years, the company has directed a larger portion of its resources to compete for higher revenue, "premium" service packages and documents (such as UPS Next Day Air, UPS 2nd Day Air, 3 Day Select and Worldwide Express) as well as for commercial, or "business-to-business" packages. However, UPS still values and competes intensely for residential delivery volume.

Regulation

                 Under the Federal Aviation Act of 1958, as amended, both the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") regulate air transportation services.

                 The DOT's authority relates primarily to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations or cooperative agreements. The DOT also regulates, subject to the authority of the President, international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad.

                 FAA authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. UPS was granted an operating certificate by the FAA in 1988 which remains in effect so long as UPS meets the operational requirements of the Federal Aviation Regulations.

                 The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft which have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Total expenditures under these programs for 1995 were approximately $17 million. Each of these programs requires that UPS make periodic inspections of its aircraft. These inspections may result in a determination that additional repairs are required under these programs. Hence, the future cost of such repairs pursuant to the programs may fluctuate.

                 Until January 1, 1995, ground transportation of packages by UPS in the United States was subject to regulation by the Interstate Commerce Commission ("ICC") and by various state regulatory agencies when such trans-portation was pursuant to common carrier certificates and contract carrier permits issued by the ICC and state agencies. After January 1, 1995, all state regulation of rates, routes and services was declared preempted by federal legislation, for both integrated intermodal carriers and motor carriers. UPS remains subject to the jurisdiction of the Department of Transportation, the department into which the ICC was merged in January 1996, with respect to the regulation of rates, routes and services, while the states maintain regulation over such areas as safety, insurance and hazardous materials. UPS is subject to similar regulation in many foreign jurisdictions.


Postal Rate Proceedings

                 The Postal Reorganization Act of 1970 (the "Act") created the Postal Service as an independent establishment of the executive branch of the federal government and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission

(the "Commission"). UPS believes that the Postal Service consistently attempts to set rates for its monopoly services, particularly First Class letter mail, above the cost of providing such services and to use the excess revenues to subsidize its expedited, parcel, international, and other competitive services. Therefore, UPS participates in the postal rate proceedings before the Commission in an attempt to secure fair postal rates for the competitive services.

                 UPS anticipates that the Postal Service will file for reclassification of certain competitive classes of mail during 1996. If this occurs, UPS expects to intervene in the proceedings.

                 Recently, Congressional hearings have been held seeking input from the Postal Service and its users and competitors with respect to postal reform. At this time, it is too early to determine what the outcome of this process may be.


Other Operations

                 Several of the Company's other operations have been grouped together under a new company, UPS Logistics Group, Inc. ("Logistics Group"), which was formed in early 1996. Logistics Group is the parent company for six subsidiaries that encompass the core of these operations.

                 UPS Worldwide Logistics, Inc. ("Worldwide Logistics") offers a consultative service to develop customized solutions for a shipper's distribution needs. UPS Inventory Express(SM) service offered by Worldwide Logistics provides for the storage of inventory, processing of orders and shipment of customers' products through a warehouse located near UPS's national air hub in Louisville, Kentucky. Worldwide Logistics maintains its second Inventory Express facility near the Company's European air hub in Cologne, Germany. Worldwide Logistics also has a distribution interest in the Netherlands and recently opened a facility in Singapore featuring state-of-the-art inventory management systems.

                 Worldwide Logistics recently introduced a new service called "Reverse Logistics and Repair" which uses UPS Authorized Return Services to pick up components in need of servicing, fly them to one of its repair operations at a Worldwide Logistics facility, and return them - often overnight
- - through a neighboring UPS air hub.

                 UPS Truck Leasing, Inc. ("UPS Truck Leasing"), rents and leases trucks and tractors to commercial users under full-service rental agreements. Through programs established with Worldwide Logistics, UPS Truck Leasing is capitalizing on a business trend toward increased outsourcing of trucking needs. As of December 31, 1995, UPS Truck Leasing had 45 facilities and a fleet of 4,547 vehicles. UPS Truck Leasing's revenues increased by 13.7% in 1995.

                 The other companies in the new Logistics Group include:
Roadnet Technologies, a route scheduling software developer; Martrac, which transports produce and other commodities in temperature-controlled trailers over railroads; SonicAir, which provides same day and next-flight-out delivery services and critical parts warehousing; and Worldwide Dedicated Services, which provides dedicated contract carriage services.


Environmental Regulation

                 In 1989, regulations were adopted pursuant to the Resource Conservation and Recovery Act, which required owners and operators of underground storage tanks ("USTs") to test, upgrade and/or replace their USTs on a rolling schedule of deadlines through 1998. UPS substantially completed this project ahead of the mandated Environmental Protection Agency ("EPA") schedule. As of January 1996, UPS has replaced approximately 3,000 USTs at a cost in excess of $100 million.

                 The Clean Air Act Amendments of 1990 require a ten-year phase in of alternative fuel vehicles by fleets in the urban areas with the worst air quality problems. UPS began a project in 1989 using compressed natural gas ("CNG") as a fuel in the package cars. By the end of 1995, 398 package cars were running on CNG in various cities.

                 The EPA's final rules under the Clean Air Act Amendments established regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The regulations exempt clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, such as truck bans and time-of-day restrictions. The regulations also permit the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.

         Over 100 of the aircraft owned by UPS meet Stage III federal noise regulations. For additional information regarding compliance with such regulations, see Item 2, "Properties - Aircraft."


Employees

                 As of February 29, 1996, UPS had approximately 332,000 employees, a 4.8% increase over 1995. Most hourly employees are represented by unions, principally by locals of the International Brotherhood of Teamsters.

Executive Officers

                 Listed below is certain information relating to the executive officers and management of UPS.

                                                             Principal Occupation
                                                             and Employment During
 Name and Office                           Age           At Least the Last Five Years
 ---------------                           ---           -----------------------------
 John W. Alden                             54          Director (1988 to present),
 Senior Vice President                                 Senior Vice President and
 and Director                                          Business Development Group Manager (1986 to
                                                       present), UPS

 Robert J. Clanin                          52          Senior Vice President, Treasurer and Chief Financial
 Senior Vice President,                                Officer (1994 to present), Finance Manager (1990 to
 Treasurer, Chief                                      1994), Treasury Manager (1989-1990), UPS
 Financial Officer and
 Director Nominee

 Francis J. Erbrick                        57          Senior Vice President (1989
 Senior Vice President                                 to present), Strategic Systems Manager (1992 to
                                                       present), Information Services Manager (1985 to
                                                       1992), UPS

 James P. Kelly                            52          Director (1991 to present), Executive Vice President
 Executive Vice President and Director                 (1994 to present), Chief Operating Officer (1992 to
                                                       present),  U.S.A. Operations Manager (1990 to 1992),
                                                       Labor Relations Manager (1988 to 1990), UPS

 Joseph R. Moderow                         47          Director (1988 to present),
 Senior Vice President,                                Senior Vice President and
 Secretary, General Counsel and                        Secretary (1986 to present),
 Director                                              Legal and Public Affairs Group
                                                       Manager (1989 to present), Legal Manager (1986 to
                                                       1989), UPS

 Kent C. Nelson                            58          Director (1983 to present), Chairman and Chief
 Chairman of the Board                                 Executive Officer (1989 to present),
 and Director (Chief                                   Vice Chairman (1989), Executive Vice President (1986
 Executive Officer)                                    to 1989), UPS

                                                                       Principal Occupation
                                                                       and Employment During
 Name and Office                           Age                     At Least the Last Five Years
 ---------------                           ---                     -----------------------------
 Charles L. Schaffer                       50          Director (1992 to present), Senior Vice President
 Senior Vice President and Director                    and Engineering Group Group Manager (1990 to present),
                                                       Plant Engineering Manager (1989 to 1990), Strategic
                                                       Planning Staff (1988 to 1989), District Manager (1987
                                                       to 1988), UPS

 Edward L. Schroeder                       54          Senior Vice President (1993 to present),
 Senior Vice President                                 International Operations Coordinator (1993 to
                                                       present), Region Manager (1988 to 1993), District
                                                       Manager (1986 to 1988), UPS

 Lea Soupata                               45          Senior Vice President (December 1995 to present),
 Senior Vice President                                 Vice President (1994 to 1995), District Manager
                                                       (1990-1994), Human Resources Manager (1978 to 1990),
                                                       UPS

 Calvin E. Tyler, Jr.                      53          Director (1991 to present), Senior Vice President
 Senior Vice President and Director                    (1988 to present), U.S.A. Operations Manager (1991
                                                       to present), Human Resources Manager (1988 to 1991),
                                                       Region Manager (1985 to 1988), UPS

 Thomas H. Weidemeyer                      48          Senior Vice President (1994 to present), Airline
 Senior Vice President                                 Operation Manager (1990 to 1994), Region Manager
                                                       (1989 to 1990), District Manager (1988 to 1989), UPS

 Clinton L. Yard                           56          Senior Vice President (1992 to present), National
 Senior Vice President                                 Operations Manager (1992 to present), Region Manager
                                                       (1988 to 1992), District Manager (1982 to 1988), UPS

                 Each officer of UPS has been elected to serve until the next organizational meeting of the directors of UPS following the annual meeting of shareowners of UPS.

Item 2.  Properties.

                 Operating Facilities

                 UPS moved into its newly constructed headquarters, located in Atlanta, Georgia in August, 1994. The corporate offices consist of approximately 735,000 square feet.

                 The Company's principal operating facilities are those located in Dallas, Texas, Jacksonville, Florida, Denver, Colorado, Earth City, Missouri, Grand Rapids, Michigan, Philadelphia, Pennsylvania and Palatine, Illinois. These operating facilities, having floor spaces which range from 350,000 to 1,000,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. In addition, UPS has constructed a 1,900,000 square foot hub facility near Chicago, Illinois, which is expected to be fully operational in late 1996.

                 UPS also owns approximately 700 and leases approximately 1,000 other operating facilities throughout the territories it serves. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages.
The larger of these facilities have additional facilities for servicing UPS vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

                 The Company's aircraft are operated in a hub and spokes pattern in the United States. The Company's principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Philadelphia, Pennsylvania, Ontario, California, Dallas, Texas, and Rockford, Illinois. These hubs house facilities for the sorting, transfer and delivery of packages. The Louisville, Kentucky hub handles the largest volume of packages for air delivery in the United States. A sixth regional air hub in Columbia, South Carolina is currently under construction and is expected to commence operations in August 1996. The Company's European air hub is located in Cologne, Germany. In March 1996, the Company announced that it has signed an agreement to establish its main Asia-Pacific air hub in Taiwan.

                 UPS's computer operations are consolidated in a 400,000 square foot leased facility located on a 39 acre site in Mahwah, New Jersey. The construction of a 27,000 square foot addition to the facility was completed in 1995. The addition will accommodate further expansions of up to 54,000 square feet. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. In 1995, UPS also completed construction of a 160,000 square foot facility located on a 25 acre site in the Atlanta, Georgia area, which serves as a backup to the main computer operations facility in

New Jersey. The new facility provides certain production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It will also help meet future communication needs.

                 Aircraft

                 UPS currently operates, either directly or by charter, a fleet of 467 aircraft. UPS's fleet at December 31, 1995 consisted of the following aircraft:

                                                            Number                  Number
         Description                                        Owned                   Leased
    -----------------------------                           ------                  ------
    McDonnell Douglas DC-8-71                                23                        1
    McDonnell Douglas DC-8-73                                26                        2
    Boeing 747-100                                           11                        4
    Boeing 757-200                                           40                       15
    Boeing 767-300                                            5                        -
    Boeing 727-100                                           51                        -
    Boeing 727-200                                            8                        -
    Fairchild SA227-AT                                       11                        -
    Other                                                     -                      270
                                                            ---                      ---

    Total                                                   175                      292


                 An inventory of spare engines and parts is maintained for each aircraft.

                 All of UPS's DC-8-71's, DC-8-73's, Boeing 747-100's, Boeing 757-200's and Boeing 767-300's meet Stage III federal noise regulations. UPS is replacing the three engines on all B727-100 aircraft with new, quieter engines. These re-engined Boeing 727-100's will meet Stage III federal noise regulations and will allow UPS to operate into airports with aircraft noise restrictions. UPS recently completed engine modifications for each of its
eight Boeing 727-200 aircraft to achieve Stage III noise compliance.   The
current noise regulations do not impact the valuation of these aircraft as their depreciable lives all end before the final phase-in date for Stage III compliance in 1999. All of the other aircraft models operated by UPS are not subject to Stage III noise regulations.

                 In 1994, UPS completed a cockpit modernization program of all but seven aircraft in the Boeing 727-100 fleet. This modernization program consisted of replacing many of the original cockpit instruments with modern cathode ray tube (CRT) instrumentation. In addition, the layout and positioning of instruments in these Boeing 727-100 cockpits has been standardized to a common configuration. A similar cockpit modernization program is also underway for all the DC8-71 and DC8-73 aircraft. At this time, UPS has not committed seven B727-100's purchased in 1994 to either the re-engining program or the cockpit modernization program.

                 During 1995, UPS took delivery of eight Boeing 757-200 and five Boeing 767-300 aircraft. UPS is currently scheduled to take delivery of five Boeing 757-200 and ten Boeing 767-300 aircraft in 1996.

                 In addition, UPS has firm commitments to purchase five Boeing 757-200 and 15 Boeing 767-300 aircraft for delivery between 1997 and 2000. If additional aircraft are required, UPS has options for the purchase of 31 Boeing 757-200 and 30 Boeing 767-300 aircraft for delivery between 1997 and 2008.

                 Vehicles

                 UPS owns and operates a fleet of approximately 150,000 vehicles and leases 2,900 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including 1,430 temperature-controlled trailers owned by Martrac and 4,547 vehicles owned by UPS Truck Leasing. During 1995, approximately 17,000 package cars, tractors and trailers were purchased and approximately 1,700 older vehicles were retired.


Item 3.          Legal Proceedings.

                 UPS desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including the following description of its dispute with the United States Internal Revenue Service (the "IRS") and certain forward-looking statements with respect to the potential financial impact of such dispute on the Company in this Annual Report on Form 10-K in order to do so.

                 UPS is a defendant in various lawsuits that arise in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

                 During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda Company, which reinsures excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

                 Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. The additional tax sought by the agents relating to package insurance for this period ranges from $89 million to $148 million, plus penalties and interest, and is based on the same theories as the above-described Notice of Deficiency.

                 In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions, the characterization of expenses as capital rather than ordinary, and the Company's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years and $95 million in tax for the 1985 through 1987 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

                 In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The actual cost to UPS of this litigation, however, will depend upon the financial and managerial resources required to resolve the dispute and the amounts, if any, determined by the Tax Court to be due to the IRS. The Company has appealed with the IRS all issues related to the 1985 through 1987 tax years. The IRS may take positions similar to those in the reports described above for the periods after 1987.


Item 4.  Submission of Matters to a Vote of Security Holders.

                 None.

                                    PART II


Item 5.  Market for the Registrant's Common Equity And Related Stockholder
         Matters.

                 UPS is authorized to issue 900,000,000 shares of common stock, $.10 par value per share, of which 570,000,000 shares were issued (including those shares held by UPS for distribution in connection with its stock plans) as of February 29, 1996. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock have been issued or are outstanding.

                 Each share of UPS Common Stock is entitled to one vote in the election of directors and other matters, except that, generally, any shareowner, or shareowners acting as a group, who beneficially own more than 10% of the voting stock are entitled to only one one-hundredth of a vote with respect to each vote in excess of 10% of the voting power of the then outstanding shares of voting stock. Holders have no preemptive or other right to subscribe to additional shares. In the event of liquidation or dissolution, they are entitled to share ratably in the assets available after payment of all obligations. The shares are not redeemable by UPS except through the Company's exercise of the preferential right of purchase mentioned below and, in the case of stock subject to the UPS Managers Stock Trust, as amended, and the UPS Employees Stock Trust, the Company's right of purchase in the circumstances described therein.

                 Shareowners are entitled to such dividends as are declared by the Board of Directors. The policy of the UPS Board is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including the Company's earnings, general business conditions and capital requirements.

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

                 UPS has the right, within 30 days after receipt of the notice, to purchase all or a part of the shares at the price and on the terms offered. If it fails to exercise or waives the right, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares that UPS elected not to purchase, for the price and on the terms described in the offer. All transferees of shares hold their shares subject to the same restriction. Shares previously offered but not transferred within the 20 day period remain subject to the initial restrictions. Shares may be pledged or otherwise used for security purposes, but no transfer may be made upon a foreclosure of the pledge until the shares have been offered to UPS at the price and on the terms and conditions bid by the purchaser at the foreclosure.

                 UPS, from time to time, has waived and may in the future waive its right of first refusal to purchase its shares in order to permit eligible employees to purchase shares at the same price as UPS was willing to pay. The grant of waivers has been and will continue to be affected by the Company's needs for purposes of the UPS Managers Incentive Plan, the UPS 1986 Stock Option Plan (the "1986 Plan"), the UPS 1991 Stock Option Plan (the "1991 Plan") and, if approved by the shareowners at the 1996 Annual Meeting of Shareowners, the UPS 1996 Stock Option Plan (the "1996 Plan" and, together with the 1986 Plan and the 1991 Plan, the "Plans") and other corporate purposes. Persons who purchase shares in this manner are required to deposit them in the UPS Managers Stock Trust or the UPS Employees Stock Trust.

                 UPS notifies its shareowners periodically of its willingness to purchase shares at specified prices determined by the Board of Directors, in the event that shareowners wish to sell their shares. During 1995, UPS purchased 31,610,129 shares at an aggregate purchase price of approximately $768 million.

                 In determining the prices at which UPS is willing to purchase shares, the Board considers a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS Common Stock to debt of UPS, other factors affecting the business and outlook of UPS and general economic conditions, as well as opinions furnished from time to time by two firms of investment counselors, each acting independently, as to the value of UPS shares. The Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and of publicly held companies, but its decisions have been based primarily on the judgment of the Board of Directors as to the long-range prospects of UPS rather than what the Board considers to be the short-term trends relating to UPS or the values of securities generally. Thus, for example, the Board has not given substantial weight to short-term variations in average price-earnings ratios of publicly traded securities which at times have been considerably higher, and at other times, considerably lower, than those for the Company's securities. However, the Board's decision as to prices does take into account factors affecting generally the market prices of publicly traded securities, and prolonged changes in those prices could have an effect on the prices offered by UPS.

                 One factor in determining the prices at which securities trade in the organized markets is that of supply and demand. When demand is high in relation to the shares which investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to the shares being sold. To date, the UPS Board of Directors has not given significant weight to considerations of supply and demand in determining the price to be paid by UPS for its shares. UPS has had a need for many of its shares for purposes of awards under the Plans, and eligible employees have purchased many other available shares. When the number of shares acquired by UPS exceeds the number needed for these purposes within a reasonable period, the excess shares are constructively retired and treated as authorized and unissued shares by UPS.

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

                 The prices at which UPS has published notices of its willingness to purchase shares of Common Stock since January 1994 have been as follows:

                     Dates                              Price
                     -----                              -----
                     1994
                     ----
    January 1 to February 16                           $20.75
    February 17 to May 25                              $21.25
    May 26 to August 24                                $22.00
    August 25 to November 17                           $23.00
    November 18 to February 15, 1995                   $23.50

                     1995
                     ----

    February 16 to May 24                              $23.75
    May 25 to August 23                                $24.50
    August 24 to November 15                           $25.25
    November 16 to February 14, 1996                   $26.25


                 On February 15, 1996, UPS expressed its willingness to purchase shares at $27.00 per share, which is still the price at the date of this report.

                 In January 1996, UPS distributed an aggregate of 6,301,427 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 27,223 employees at a managerial or supervisory level. In February 1995, it distributed an aggregate of 6,487,408 shares of UPS Common Stock under that Plan to a total of 29,462 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus, dated February 1, 1995, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act"). However, the shares awarded were registered under the 1933 Act to permit resales of the shares consistent with the interpretations of the Securities and Exchange Commission under Rule 144 adopted under the 1933 Act.

                 During 1995, 1,251,933 shares of UPS Common Stock were distributed to 2,058 employees upon the exercise of stock options granted to them by UPS under the 1986 Plan. In addition, a total of 12,476,607 shares of UPS Common Stock were sold pursuant to stock offerings by UPS to 22,233 UPS managers, supervisors and other employees. Approximately 18,409 UPS managers and supervisors purchased shares with a value of approximately $6.9 million and approximately 3,824 other employees purchased shares with a value of approximately $856,400. The offering to UPS managers and supervisors has been previously described in the UPS Registration Statement on Form S-3 (No. 33-54297), as amended, which became effective in August 1994 and the offering to non-management employees has been previously described in the UPS Registration Statement on Form S-8 (No. 33-62169), which became effective on August 28, 1995. The shares issued upon exercise of the options and the shares purchased pursuant to the offering are subject to the UPS Managers Stock Trust, as amended and restated, or the UPS Employees Stock Trust.

                 Shares of UPS Common Stock issued to employees under the Plans and most other shares of UPS Common Stock owned by UPS employees are held subject to the UPS Managers Stock Trust, as amended and restated, or the UPS Employees Stock Trust (the "Trusts"). First Fidelity Bank, N.A., now First Union National Bank ("First Union"), serves as trustee under the Trusts. The Trust agreements give UPS the right to purchase the shares of UPS Common Stock of members deposited in the Trusts at their fair market value, as defined, when the member retires, dies or ceases to be an employee of UPS, or when the member requests the withdrawal of shares from a Trust. Fair market value is defined as the fair market value of the shares at the time of the sale, or in the event of differences of opinion as to value, the average price per share of all shares of UPS Common Stock sold during the 12 months preceding the sale involved. If at the time a member ceases to be an employee of UPS, 1,000 or more shares are held for the benefit of such member and his or her transferees under the Trusts, UPS may, beginning in June of the calendar year next succeeding the year of termination of employment, purchase at any time and from time to time a cumulative annual amount of up to 10% of the 1,000 or more shares held for the benefit of the member and his or her transferees, unless the member requests withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. If less than 1,000 shares are held for the benefit of a member and his or her transferees under the Trusts, UPS may purchase all or part of the shares beneficially owned at any time, subject to the member's right to request withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. UPS is also entitled to purchase shares of UPS Common Stock held under the Trusts after receipt of a request from the member to release the shares from the Trust and upon occurrence of several other enumerated events. In the event UPS fails to elect to purchase the shares and to deliver the purchase price therefor within the prescribed periods, the member would become entitled, upon request, to the delivery of the shares of UPS Common Stock free and clear of the Trusts, unless the purchase period has been extended by agreement of UPS and such member. UPS has consistently exercised its purchase rights.

                 Members of the Trusts are entitled to the dividends on shares of UPS Common Stock held for their accounts (except that stock dividends are added to the shares held by the Trustee for the benefit of the individual members), to direct the Trustee as to how the shares held for their benefit are to be voted and to request proxies from the Trustee to vote shares held for their accounts.

                 In January 1996, UPS paid a cash dividend of $.32 a share. During the fiscal year ended December 31, 1995, UPS paid cash dividends of $.30 a share in January 1995 and $0.32 in June 1995. During the fiscal year ended December 31, 1994, UPS paid a cash dividend of $.25 a share in January 1994 and $.25 in June 1994.

                 UPS intends to continue its policy of paying dividends to its shareowners. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Loan agreements, to which UPS is a party, limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000,
(ii) 66-2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1995 UPS had approximately $1.0 billion not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

                 Set forth below is the approximate number of record holders of equity securities of UPS as of February 29, 1996.

                                                                       Number of
                 Title of Class                                     Record Holders
                 --------------                                     --------------
         Common Stock of UPS, $.10 par value                             2,687

         Common Stock of UPS, $.10 par value,                         105,536 1/
         subject to UPS Managers Stock Trust
         or the UPS Employees Stock Trust

________________________________
1/ Refers to beneficial owners. The record holder of the shares of Common Stock subject to the Trusts is Saul & Co., as nominee for First Union, as Trustee.

Item 6 - Selected Financial Data.



Selected Income Statement Data
                                                                 Years Ended December 31,
(In millions except per share amounts)             1995      1994       1993       1992       1991
                                                 -------   --------    -------    -------    -------
Revenue                                          $21,045    $19,576    $17,782    $16,519    $15,020
Operating expenses                               (19,251)   (18,020)   (16,324)   (15,241)   (13,769)
Interest income                                       26         13         20         22         28
Interest expense                                     (77)       (29)       (34)       (42)       (52)
Miscellaneous - net                                  (35)        35        (12)        11        (10)
Income taxes                                        (665)      (632)      (622)      (504)      (517)
                                                 -------    -------    -------    -------    -------
Income before cumulative effect of a
   change in accounting principle                  1,043        943        810        765        700
Cumulative effect of a change in the
   method of accounting for postretirement
   benefits other than pensions                        -          -          -       (249)         -
                                                 -------    -------    -------    -------    -------
Net Income                                       $ 1,043    $   943    $   810    $   516    $   700
                                                 =======    =======    =======    =======    =======
   % of revenue after cumulative effect of
      a change in accounting principle               5.0%       4.8%       4.6%       3.1%       4.7%
                                                 =======    =======    =======    =======    =======
Per share amounts: (1)
   Income before cumulative effect of
      a change in accounting principle           $  1.83    $  1.63    $  1.40    $  1.29    $  1.14
   Cumulative effect of a change in the
      method of accounting for postretirement
      benefits other than pensions                     -          -          -      (0.42)         -
   Net income per share                          $  1.83    $  1.63    $  1.40    $  0.87    $  1.14
                                                 =======    =======    =======    =======    =======
Dividends per share                              $  0.64    $  0.55    $  0.50    $  0.50    $  0.48
                                                 =======    =======    =======    =======    =======




Selected Balance Sheet Data
                                                                     December 31,
                                                  1995       1994       1993       1992       1991
                                                 -------   --------    -------    -------    -------
(In millions)
Working capital                                  $   261   $    120    $    4     $    62    $   173
                                                 =======   ========    ======     =======    =======
Long-term debt                                   $ 1,729   $  1,127    $  852     $   862    $   831
                                                 =======   ========    ======     =======    =======
Total assets                                     $12,645   $ 11,182    $9,574     $ 9,038     $8,859
                                                 =======   ========    ======     =======    =======

(1) All per share amounts have been restated to reflect the four for one split in 1991.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Operations

1995 Compared to 1994

         Revenue increased $1.469 billion, or 7.5%, during 1995 compared to 1994. For 1995, domestic revenue totaled $18.243 billion, an increase of $945 million, or 5.5%, over 1994 and international revenue totaled $2.802 billion, an increase of $524 million, or 23.0%, over 1994.

         Domestic revenue increased as a result of higher volume which was up 1.8%, favorable changes in rates and a continuing shift toward higher yielding packages. The volume increase was mainly a result of lower volume during the first quarter of 1994, which was affected by severe weather conditions which disrupted both air and ground operations and a one day strike in February 1994. During the first quarter of 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%.
Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9% and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

         The increase in international revenue was primarily attributable to higher volume, which was up 11.8% and the effect of stronger foreign currencies. The majority of the increased volume related to higher yielding, export packages.

         Operating expenses increased by $1.231 billion, or 6.8%. Included in this increase is a one time charge of $372 million for a voluntary early retirement and severance program for certain, primarily management, employees which concluded August 15, 1995 ("restructuring charge"). Excluding this restructuring charge, operating expenses increased only 4.8% resulting in an improvement in the operating ratio, from 92.1 during 1994 to 89.7 during 1995. The improvement in the operating ratio, excluding the restructuring charge, is a function of cost control efforts during 1995 and adverse factors affecting results for the first quarter of 1994, as discussed above. These factors not only affected first quarter 1994 volume, but increased first quarter 1994 operating costs as well. The effect of cost control efforts should be further enhanced as a result of the restructuring.

         Operating profit for 1995 increased by $238 million, or 15.3%, as a result of higher revenue and the improved operating ratio offset by the restructuring charge of $372 million.

         Income before income taxes ("pre-tax income") increased by $133 million, or 8.4%. Domestic pre-tax income amounted to $1.92 billion, an increase of $18 million, or 0.9%, over 1994. Results for the period were reduced by the restructuring charge of $372 million.

         Ignoring the effect of this one-time charge, domestic pre-tax income would have been up $390 million, or 20.5%, primarily due to higher operating profits. In 1994, domestic pre-tax income included a non-recurring $46 million gain from the sale of an investment property. The international pre-tax loss decreased by $115 million, or 35.2%, to $212 million for 1995.

         The international pre-tax loss attributable to the foreign domestic operations decreased by $76 million, or 32.7%. The pre-tax loss associated with export operations decreased by $39 million, or 41.4%. The improvement noted in both foreign domestic and export operations is primarily a result of higher volume and improved operating margins. Export volume increased by 34.5% and 17.8% for international and U.S. origin, export shipments, respectively. UPS expects the cost of operating its international business will continue to exceed revenue in the near future.

         Net income increased by $100 million, or 10.6%. This increase resulted primarily from improved operating profit.

1994 Compared to 1993

         Revenue increased $1.794 billion, or 10.1%, during 1994 compared to 1993. For 1994, domestic revenue totaled $17.298 billion, an increase of $1.476 billion, or 9.3%, over 1993 and international revenue totaled $2.278 billion, an increase of $318 million, or 16.2%, over 1993.

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

         Operating expenses increased by $1.696 billion, or 10.4%, which was commensurate with the increase in revenues. Higher wages and employee benefits accounted for the majority of the increase. Other operating expenses were up in a variety of categories with the largest increases relating to depreciation and purchased transportation.

         Operating profit for 1994 increased by $98 million, or 6.7%. This increase resulted primarily from higher revenue discussed above.

         Income before income taxes ("pre-tax income") increased by $143 million, or 10.0%. Domestic pre-tax income amounted to $1.902 billion, an increase of $204 million, or 12.0%, over 1993. This increase was a result of higher operating profit and the sale of an investment property in January at a gain of approximately $46 million. The international pre-tax loss increased by $61 million, or 22.9%, bringing the total international pre-tax loss to $327 million for 1994.

         The international pre-tax loss attributable to the foreign domestic operations increased by $56 million, or 31.8%, primarily as a result of competitive factors. The pre-tax loss associated with export operations increased by $5 million, or 4.8%. Export volume increased by 48.0% and 16.3% for international and U.S. origin, export shipments, respectively.

         Net income increased by $133 million, or 16.4%. This increase resulted primarily from the higher operating profit, a gain on a long-term investment property described above and a deferred tax adjustment recorded in 1993 to reflect the effect of the increase in the maximum U.S. federal income tax rate for corporations from 34% to 35%.

Liquidity and Capital Resources

         UPS believes that its internally generated funds, revolving credit facilities and commercial paper program will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures of $2.3 billion for land, buildings, equipment and aircraft in 1996, as well as commitments for aircraft purchases through 2000.

         From time to time, the Company may take advantage of attractive borrowing costs in longer term debt markets. In January 1996, UPS issued $200 million of 5.5% Eurobond notes which are due January 1999. In March, 1996, UPS obtained a commitment for issue in April, 1996, of $166 million of 3.25% Swiss franc notes which are due in October 1999.

         During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

   Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. The additional tax sought by the agents relating to package insurance for this period ranges from $89 million to $148 million, plus penalties and interest, and are based on the same theories included in the above described Notice of Deficiency.

   In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years and $95 million in tax for the 1985 through 1987 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

   In August, 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The Company has appealed with the IRS all issues related to the 1985 through 1987 tax years. The IRS may take positions similar to those in the reports described above for periods after 1987.

Future Accounting Changes

   In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). UPS intends to continue to account for its option awards under APB Opinion No. 25 as allowed by FAS 123. Accordingly, management does not anticipate that adoption of this standard will have an effect on net income or shareowners' equity.


Item 8.     Financial Statements and Supplementary Data.

Financial Statements

            The Financial Statements of UPS are filed together with this Report. See the Index to Financial Statements on page F-1 for a list of the Financial Statements filed herewith.


Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.

            Not applicable.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.

            Information regarding the Directors of UPS is presented under the caption "Election of Directors" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 9, 1996, which will be filed with the Securities and Exchange Commission (the "SEC") on or about March 31, 1996, and is incorporated herein by reference.

            Information concerning the Company's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.


Item 11.    Executive Compensation.

            Information in answer to this Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 9, 1996, which will be filed with the SEC on or about March 31, 1996, and is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Information in answer to this Item 12 is presented under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 9, 1996, which will be filed with the SEC on or about March 31, 1996, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

            Information in answer to this Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 9, 1996, which will be filed with the SEC on or about March 31, 1996, and is incorporated herein by reference.

                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K.

            (a)     1.  Financial Statements.
                        See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the Financial Statements filed herewith.

                    2.  Financial Statement Schedules.
                        Not Applicable.

                    3.  List of Exhibits.
                        See the Exhibit Index on page E-1 for a list of the Exhibits incorporated by reference herein or filed herewith.

            (b)     Reports on Form 8-K.
                    The Company filed one Current Report on Form 8-K (Date of Earliest Event Reported: December 19, 1995) on December 21, 1995 reporting amendments to Article II, Sections 3 and 10, and
Article III, Section 14, of the Company's By-laws.

            (c)     Exhibits required by Item 601 of Regulation S-K.
                    See the Exhibit Index beginning on page E-1 for a list of the Exhibits incorporated by reference herein or filed herewith.

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

                                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                     (Registrant)


Date:  March 31, 1996               By:   /s/ Kent C. Nelson
                                          ----------------------------------
                                          Kent C. Nelson
                                          Chairman of the Board


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                     Date
- ---------                    -----                                     ----

/s/ John W. Alden             Senior Vice President                     March 31, 1996
- ---------------------------   and Director
John W. Alden

                                                                        March ___, 1996
- -------------------------    Director
William H. Brown, III


/s/ Robert J. Clanin         Senior Vice President                      March 31, 1996
- -------------------------    Treasurer (Chief Financial
Robert J. Clanin             and Accounting Officer)


                             Director                                   March ___, 1996
- ------------------------
Carl Kaysen


/S/ James P. Kelly           Executive Vice President                   March 31, 1996
- -------------------------    and Director
James P. Kelly


                                                                        March ___, 1996
- -------------------------    Director
Gary E. MacDougal


 /s/ Joseph R. Moderow
- -------------------------    Senior Vice President,                    March 31, 1996
Joseph R. Moderow            Secretary and Director


/s/ Kent C. Nelson           Chairman of the Board                     March 31, 1996
- -------------------------    and Director (Chief
Kent C. Nelson               Executive Officer)



                             Director                                  March __, 1996
- -------------------------
Victor A. Pelson


                             Director                                  March __, 1996
- -------------------------
John W. Rogers


/s/ Charles L. Schaffer      Senior Vice President                     March 31, 1996
- -------------------------    and Director
Charles L. Schaffer


                             Director                                  March __, 1996
- -------------------------
Robert M. Teeter


/s/ Calvin E. Tyler, Jr.     Senior Vice President                     March 31, 1996
- -------------------------    and Director
Calvin E. Tyler, Jr.

            United Parcel Service of America, Inc., and Subsidiaries





                       Consolidated Financial Statements
                        and Independent Auditors' Report





                      Three Years Ended December 31, 1995

                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


 ITEM 8 - FINANCIAL STATEMENTS                                                                    Page Number
 -----------------------------                                                                    -----------
 Independent Auditors' Report                                                                             F-2

 Consolidated balance sheets
   -  December 31, 1995 and 1994                                                                  F-3 and F-4

 Statements of consolidated income
   -  Years ended December 31, 1995, 1994 and 1993                                                        F-5

 Statements of consolidated shareowners' equity
   -  Years ended December 31, 1995, 1994 and 1993                                                        F-6

 Statements of consolidated cash flows
   -  Years ended December 31, 1995, 1994 and 1993                                                        F-7

 Notes to consolidated financial statements                                                       F-8 to F-21

 Items 14(a)(2) - Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareowners
United Parcel Service of America, Inc.
Atlanta, Georgia


We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc., and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc., and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
February 7, 1996

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                       (In millions except share amounts)



Assets
- ------

                                                                                       1995              1994
                                                                                       ----              ----
Current Assets:
         Cash and short-term investments                                            $   211           $   261
         Accounts receivable                                                          1,925             1,593
         Prepaid employee benefit costs                                                 285               439
         Materials, supplies and other
           prepaid expenses                                                             393               381
         Common stock held for stock plans                                              413               349
                                                                                     ------            ------
Total Current Assets                                                                  3,227             3,023
                                                                                     ------            ------

Property, Plant and Equipment:
         Vehicles                                                                     3,141             2,767
         Aircraft                                                                     4,634             3,708
         Land                                                                           635               623
         Buildings                                                                    1,399             1,360
         Leasehold improvements                                                       1,551             1,417
         Plant equipment                                                              3,160             2,661
         Construction-in-progress                                                       538               557
                                                                                     ------            ------
                                                                                     15,058            13,093

         Less accumulated depreciation                                                6,060             5,325
                                                                                     ------            ------
                                                                                      8,998             7,768
                                                                                     ------            ------

Other Assets                                                                            420               391
                                                                                     ------            ------


                                                                                    $12,645           $11,182
                                                                                     ======            ======





               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                       (In millions except share amounts)



Liabilities and Shareowners' Equity
- -----------------------------------

                                                                                  1995                      1994
                                                                                  ----                      ----
Current Liabilities:
         Accounts payable                                                      $ 1,137                   $ 1,082
         Accrued wages and withholdings                                          1,127                     1,081
         Dividends payable                                                         178                       170
         Deferred income taxes                                                      87                       136
         Other current liabilities                                                 437                       434
                                                                               -------                   -------
Total Current Liabilities                                                        2,966                     2,903
                                                                               -------                   -------

Long-Term Debt                                                                   1,729                     1,127
                                                                               -------                   -------
Accumulated Postretirement Benefit
  Obligation, Net                                                                  763                       589
Deferred Taxes, Credits and Other
  Liabilities                                                                    2,036                     1,916
                                                                               -------                   -------


Shareowners' Equity:
         Preferred stock, no par value,
           authorized 200,000,000 shares,
           none issued                                                               -                         -
         Common stock, par value $.10 per
           share, authorized 900,000,000
           shares, issued 570,000,000, net
           of 10,000,000 in treasury, in
           1995 and 580,000,000 in 1994                                             57                        58
         Additional paid-in capital                                                 76                       295
         Retained earnings                                                       4,961                     4,277
         Cumulative foreign currency
           adjustments                                                              57                        17
                                                                               -------                   -------
                                                                                 5,151                     4,647
                                                                               -------                   -------

                                                                               $12,645                   $11,182
                                                                               =======                   =======


         Shareowners' Equity Per Share                                         $  9.04                   $  8.01
                                                                               =======                   =======





                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                 Years Ended December 31, 1995, 1994, and 1993
                     (In millions except per share amounts)


                                                                     1995              1994                1993
                                                                     ----              ----                ----
      Revenue                                                      $21,045           $19,576             $17,782
                                                                    ------            ------              ------

      Operating Expenses:
        Wages and employee benefits                                 12,251            11,727              10,661
        Other                                                        6,628             6,293               5,663
        Restructuring charge                                           372                 -                   -
                                                                    ------            ------              ------
                                                                    19,251            18,020              16,324
                                                                    ------            ------              ------
        Operating profit                                             1,794             1,556               1,458
                                                                    ------            ------              ------

      Other Income and (Expense):
        Interest income                                                 26                13                  20
        Interest expense                                               (77)              (29)                (34)
        Miscellaneous, net                                             (35)               35                 (12)
                                                                    ------            ------              ------
                                                                       (86)               19                 (26)
                                                                    ------            ------              ------

      Income Before Income Taxes                                     1,708             1,575               1,432

      Income Taxes                                                     665               632                 622
                                                                    ------            ------              ------


        Net income                                                 $ 1,043           $   943             $   810
                                                                    ======            ======              ======

        Net income per share                                       $  1.83           $  1.63             $  1.40
                                                                    ======            ======              ======



               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                     (In millions except per share amounts)

                                                                                            Cumulative
                                            Common Stock      Additional                     Foreign          Total
                                            ------------        Paid-in    Retained          Currency      Shareowners'
                                        Shares        Amount    Capital    Earnings         Adjustments      Equity
                                        ------        ------    -------    --------         -----------      ------
Balance, January 1, 1993                 595          $60          $242     $3,394             $25           $3,721
  Net income                               -            -             -        810               -              810
  Dividends ($.50 per share)               -            -             -       (285)              -             (285)
  Gain on issuance of common
    stock held for stock plans             -            -            21          -               -               21
  Exercise of stock options                -            -             1          -               -                1
  Foreign currency adjustments             -            -             -          -             (47)             (47)
  Redemption of common stock             (15)          (2)            -       (275)              -             (277)
                                         ---           --           ---      -----             ---            -----

Balance, December 31, 1993               580           58           264      3,644             (22)           3,944
  Net income                               -            -             -        943               -              943
  Dividends ($.55 per share)               -            -             -       (310)              -             (310)
  Gain on issuance of common
    stock held for stock plans             -            -            37          -               -               37
  Exercise of stock options                -            -            (6)         -               -               (6)
  Foreign currency adjustments             -            -             -          -              39               39
                                         ---           --           ---      -----              --            -----

Balance, December 31, 1994               580           58           295      4,277              17            4,647
  Net income                               -            -             -      1,043               -            1,043
  Dividends ($.64 per share)               -            -             -       (359)              -             (359)
  Gain on issuance of common
    stock held for stock plans             -            -            27          -               -               27
  Exercise of stock options                -            -            (9)         -               -               (9)
  Foreign currency adjustments             -            -             -          -              40               40
  Reclassification of common
    stock                                (10)          (1)         (237)         -               -             (238)
                                         ---           ---         ----      -----              --            -----


Balance, December 31, 1995               570          $57         $  76     $4,961             $57           $5,151
                                         ===           ==          ====      =====              ==            =====



                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In millions)

                                                                                    1995             1994              1993
                                                                                    ----             ----              ----
    Cash flows from operating activities:
      Net income                                                                 $ 1,043           $  943            $  810
      Adjustments to reconcile net income to
      net cash from operating activities:
        Depreciation and amortization                                                866              786               691
        Postretirement benefits                                                       59               70                50
        Deferred taxes, credits and other                                             28               79               118
        Non-cash restructuring charge                                                338                -                 -
        Changes in assets and liabilities:
          Accounts receivable                                                       (332)            (433)              (67)
          Prepaid employee benefit costs                                             (57)            (223)              (60)
          Materials, supplies and prepaid expenses                                   (40)              (6)                2
          Common stock held for stock plans                                          (64)             (66)               50
          Accounts payable                                                            55              353               (78)
          Accrued wages and withholdings                                              46              162                86
          Dividends payable                                                            8               29               141
          Other current liabilities                                                    3              (78)               11
                                                                                  ------           ------            ------
            Net cash from operating activities                                     1,953            1,616             1,754
                                                                                  ------           ------            ------

    Cash flows from investing activities:
      Capital expenditures                                                        (2,096)          (1,789)           (1,139)
      Disposals of property, plant
        and equipment                                                                 76              112                42
      Other asset receipts (payments)                                                (25)              42                42
                                                                                  ------           ------            ------
            Net cash (used in) investing activities                               (2,045)          (1,635)           (1,055)
                                                                                  ------           ------            ------
    Cash flows from financing activities:
      Proceeds from borrowings                                                       875              322               204
      Repayment of borrowings                                                       (273)             (51)             (213)
      Reclassification/redemption of common stock                                   (238)               -              (277)
      Dividends paid                                                                (359)            (310)             (285)
      Other transactions                                                              18               30                23
                                                                                  ------           ------            ------
            Net cash from (used in)
              financing activities                                                    23               (9)             (548)
                                                                                  ------           ------            ------

    Effect of exchange rate changes on cash                                           19                8                (3)
                                                                                  ------           ------            ------
    Net increase (decrease) in cash and
      short-term investments                                                         (50)             (20)              148
    Cash and short-term investments:
      Beginning of year                                                              261              281               133
                                                                                  ------           ------            ------
      End of year                                                                $   211          $   261           $   281
                                                                                  ======           ======            ======
    Cash paid during the period for:
      Interest, net of amount capitalized                                        $    49          $    39           $    42
                                                                                  ======           ======            ======

      Income taxes                                                               $   718          $   662           $   570
                                                                                  ======           ======            ======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


1.  SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statements and Business Activities

       The accompanying consolidated financial statements include the accounts of United Parcel Service of America, Inc., and all of its subsidiaries (collectively "UPS"). All material intercompany balances and transactions have been eliminated.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Common Stock Held for Stock Plans

       UPS accounts for its common stock held for awards and distributions under various UPS stock and benefit plans as a current asset. Common stock held in excess of current requirements is accounted for as a reduction in Shareowners' Equity.

Property, Plant and Equipment

       Property, plant and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles - 9 years; Aircraft - 12 to 20 years; Buildings - 10 to 40 years; Leasehold Improvements - lives of leases; Plant Equipment - 5 to 8 1/3 years.

Costs in Excess of Net Assets Acquired

       Costs in excess of net assets acquired are amortized over a 10-year period using the straight-line method.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993



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

Capitalized Interest

        Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $49, $45 and $28 million for 1995, 1994 and 1993, respectively.

Derivative Instruments

       UPS has entered into interest rate swap agreements to lower the effective interest rate on its debentures. These agreements have an average remaining life of less than one year. The periodic settlement payments are accrued monthly, as either a charge or credit to expense, and are not material to net income. Based on estimates provided by third party investment bankers, the fair value of the Company's interest rate swap agreements is not material to the Company's financial statements.

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

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993




2.  LONG-TERM DEBT

       Long-term debt, as of December 31, consists of the following (in millions):

                                                                                        1995            1994
                                                                                        ----            ----
8.375% debentures, due April 1, 2020                                                  $  700          $  700
Commercial paper                                                                         858             263
Industrial development bonds,
       Philadelphia Airport facilities due
       December 1, 2015                                                                  100             100
Installment notes, mortgages and bonds                                                    49              41
Investment properties - nonrecourse mortgages                                             23              25
                                                                                       -----           -----
                                                                                       1,730           1,129
       Less current maturities                                                             1               2
                                                                                       -----           -----
                                                                                      $1,729          $1,127
                                                                                       =====           =====

       The debentures are not subject to redemption prior to maturity and are not subject to sinking fund requirements. Interest is payable semi-annually on the first of April and October. The weighted average interest rate on the commercial paper outstanding as of December 31, 1995 and 1994, was 5.7% and 6.0%, respectively. The commercial paper has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. However, the amount of commercial paper outstanding in 1996 is expected to fluctuate. UPS is authorized to borrow up to $1 billion under this commercial paper program as of December 31, 1995.
The industrial development bonds bear interest at either a daily, variable, or fixed rate. The average interest rates for 1995 and 1994 were 3.7% and 2.7%, respectively. The installment notes, mortgages and bonds bear interest at rates of 6.0% to 11.5%.

       The aggregate annual principal payments for the next five years, excluding commercial paper, are (in millions): 1996- $1; 1997- $5; 1998- $5; 1999- $5; and 2000- $3.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993



       Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt is approximately $1.893 billion as of December 31, 1995.

       UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring June 10, 1996 and the other June 12, 2000. At December 31, 1995, there were no outstanding borrowings under these facilities.

       In January, 1996, UPS issued $200 million of 5.5% Eurobond notes which are due in January 1999.

3.  COMMON STOCK PER SHARE DATA

       Per share amounts related to income are based on 570,000,000 shares in 1995 and 580,000,000 shares in 1994 and 1993 and include Common Stock Held for Stock Plans.

4.  LEGAL PROCEEDINGS AND COMMITMENTS

       UPS is a defendant in various lawsuits which arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

       During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

   Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. The additional tax sought by the agents relating to package insurance for this period ranges from $89 million to $148 million, plus penalties and interest, and are based on the same theories included in the above described Notice of Deficiency.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993



   In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit in the 1983 through 1987 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years and $95 million in tax for the 1985 through 1987 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

   In August, 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The Company has appealed with the IRS all issues related to the 1985 through 1987 tax years. The IRS may take positions similar to those in the reports described above for periods after 1987.

   UPS leases certain operating facilities and aircraft, the majority of which are from related parties. These leases expire at various dates through 2030. Total aggregate minimum lease commitments are as follows (in millions):

                 Year                                       Amount
                 ----                                       ------
                 1996                                      $  202
                 1997                                         178
                 1998                                         134
                 1999                                         101
                 2000                                          83
                 After 2000                                   723
                                                            -----
                                                           $1,421
                                                            =====

   As of December 31, 1995, UPS has outstanding letters of credit totaling approximately $908 million issued in connection with routine business requirements.

   At December 31, 1995, UPS had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $2.7 billion, of which approximately $1.2 billion is expected to be spent in 1996.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


5.  EMPLOYEE BENEFIT PLANS

   UPS maintains the UPS Retirement Plan (the "Plan"). The Plan is a defined benefit plan which provides employees annual defined retirement benefits. The Plan is noncontributory and all employees who meet certain minimum age and years of service are eligible, except those covered by certain multi-employer plans provided for under collective bargaining agreements.

   The Plan provides for retirement benefits based on average compensation levels earned by employees during certain years of service preceding retirement. The Plan's assets consist primarily of publicly traded stocks and bonds. In addition, the Plan's assets include 8,052,840 shares of UPS common stock at both December 31, 1995 and 1994. The actual earnings on the Plan's assets were $363, $89, and $224 million in 1995, 1994 and 1993, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

   Pension expense, consisting of various component parts, and certain assumptions used during the years ended December 31, are as follows (in millions):

                                                                 1995               1994              1993
                                                                 ----               ----              ----
Current year's earned benefit                                   $  82              $ 116             $  97
Interest on projected benefit
  obligation                                                      148                144               122
Expected earnings on pension
  plan assets                                                    (173)              (151)             (121)
Amortization of unrecognized
  benefit obligation:
    Net obligation at
      transition date                                               5                  5                 5
    Effect of plan benefit
      amendments                                                   12                 12                12
Net amortization of unrecognized
  investment gains and changes
  in actuarial assumptions and
  experience                                                       (7)                 4                 -
                                                                 ----               ----              ----
Provision for pension expense                                   $  67              $ 130             $ 115
                                                                 ====               ====              ====

Expected long-term rate of
  earnings on plan assets                                         9.5%               9.5%              9.5%
Weighted average discount rate                                   7.75%               9.0%              7.5%
Rate of increase in future
  compensation levels                                            4.25%              4.25%             4.25%

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


   The following schedule reconciles the funded status of the Plan with certain amounts included in the balance sheet as of December 31 (in millions):

                                                                               1995                   1994
                                                                               ----                   ----
 Projected benefit obligation:
   Accumulated benefits computed
     using present salary levels:
       Vested                                                                $1,663                 $1,025
       Nonvested                                                                377                    337
                                                                              -----                  -----
                                                                              2,040                  1,362

   Additional benefits computed
     using projected salary levels                                              340                    271
                                                                              -----                  -----
   Total projected benefit
     obligation                                                               2,380                  1,633
 Pension plan assets                                                          2,128                  1,874
                                                                              -----                  -----
   Difference                                                                  (252)                   241
 Unrecognized net investment gains
   and changes in assumptions used to
   compute projected benefit                                                      2                   (323)
 Unrecognized net benefit obligation
   at transition date                                                            41                     49
 Unrecognized projected benefit
   obligation arising from amendments
   to the retirement plan                                                       145                    163
                                                                              -----                  -----

 (Accrued)/prepaid pension cost                                              $  (64)                $  130
                                                                              =====                  =====


   UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for contributions to pension plans other than the Plan described above were $574, $506, and $456 million during 1995, 1994 and 1993, respectively.

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

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


   The accumulated postretirement benefit obligation at December 31, is detailed as follows (in millions):

                                                                               1995                  1994
                                                                               ----                  ----
 Accumulated postretirement benefit
   obligation:
      Retirees                                                               $  453                   $128
      Fully eligible active plan
        participants                                                             69                     61
      Other active participants                                                 522                    564
                                                                              -----                    ---
                                                                              1,044                    753

 Plan assets at fair value                                                      203                    156
                                                                              -----                    ---
 Accumulated postretirement benefit
     obligation in excess of plan
     assets                                                                     841                    597
 Unrecognized net investment gains and
     changes in assumptions used to
     compute projected benefits                                                 (78)                    (8)
                                                                              -----                    ---
 Accumulated postretirement benefit
   obligation, net                                                           $  763                   $589
                                                                              =====                    ===


   Net periodic postretirement benefit cost for the years ended December 31, included the following components (in millions):

                                                              1995               1994                 1993
                                                              ----               ----                 ----
 Service cost-benefits
   attributed to service
   during the period                                          $ 37               $ 45                 $ 34
 Interest cost on
   accumulated postretirement benefit
   obligation                                                   75                 66                   55
 Expected earnings on
   plan assets                                                 (16)               (12)                 (11)
 Amortization of unrecognized
   amounts                                                       4                  6                    -
                                                               ---                ---                   --
 Net periodic postretirement
   benefit cost                                               $100               $105                 $ 78
                                                               ===                ===                   ==

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


   The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:


                                                                     1995            1994           1993
                                                                     ----            ----           ----
 Expected long-term rate of return
    on plan assets                                                     9.5%          9.5%           9.5%
 Weighted average discount rate                                       7.75%          9.0%           7.5%


   Future benefit costs were forecasted assuming an initial annual increase of 8.5% for pre-65 medical costs and an increase of 7.5% for post-65 medical costs, decreasing to 6% for pre-65 and 5% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter. A one percentage point increase in the annual trend rate would have increased the total accumulated postretirement benefit obligation at December 31, 1995, by $95 million and the aggregate of the service and interest components of the net periodic postretirement benefit costs for 1995 by $12 million.

   Plan assets consist primarily of publicly traded stocks and bonds. The Trust holding the Plan assets is not subject to income taxes. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

   UPS also contributes to several multi-employer health and welfare plans which cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to health and welfare plans other than the Plan described above were $395, $356, and $306 million during 1995, 1994 and 1993, respectively.

   As part of UPS' overall effort to lower operating expense, the Company implemented a program of voluntary early retirement and severance for certain, primarily management, employees which concluded August 15, 1995. As a result, UPS recognized net additional pension and postretirement costs of $223 million and $115 million, respectively. These costs resulted from the net increase in UPS' obligation for pension and postretirement benefits for certain employees participating in the program. Other costs associated with the program totaled $34 million. The total cost for the program of $372 million was recorded as a one-time restructuring charge against 1995 operations.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


6.  MANAGEMENT INCENTIVE PLANS

   UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before federal income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other non-recurring transactions or accounting changes. Amounts charged to operations were $277, $255, and $218 million during 1995, 1994 and 1993, respectively.

   UPS maintains stock option plans under which options are granted to purchase shares of UPS common stock at the current price of UPS shares as determined by the Board of Directors on the date of option grant. Except in the case of death, disability, or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions. Persons earning the right to receive stock options under the 1991 plan are determined each year by either the Officer Compensation Committee or Salary Committee of the UPS Board of Directors. Options covering a total of 30,000,000 common shares may be granted during the five-year period ending in 1996.

Following is an analysis of options for shares of common stock issued and outstanding:

   Stock Options                                               Number of Shares
   -------------                                               ----------------
   Outstanding at January 1, 1993                                 16,796,734
   Exercised at $12.00 per share                                  (2,734,798)
   Granted at $18.75 per share                                     4,225,850
   Canceled                                                         (236,553)
                                                                  ----------

   Outstanding at December 31, 1993                               18,051,233
   Exercised at $13.38 per share                                  (2,952,522)
   Granted at $21.25 per share                                     4,056,690
   Canceled                                                         (226,724)
                                                                  ----------

   Outstanding at December 31, 1994                               18,928,677
   Exercised at $14.50 per share                                  (3,076,526)
   Granted at $23.75 per share                                     3,915,861
   Canceled                                                         (435,228)
                                                                  ----------

   Outstanding at December 31, 1995                               19,332,784
                                                                  ==========

   Exercisable at December 31, 1995                                       -
                                                                  ==========

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


7.  INCOME TAXES

   The provision for income taxes for the years ended December 31, consists of the following (in millions):

                                                         1995                  1994                   1993
                                                         ----                  ----                   ----
 Current:
     Federal                                             $656                  $494                   $450
     State                                                 67                    96                     85
                                                          ---                   ---                    ---
         Total Current                                    723                   590                    535
                                                          ---                   ---                    ---
 Deferred:
     Federal                                              (49)                   36                     73
     State                                                 (9)                    6                     14
                                                          ---                   ---                    ---
         Total Deferred                                   (58)                   42                     87
                                                          ---                   ---                    ---
 Total                                                   $665                  $632                   $622
                                                          ===                   ===                    ===

   Income before income taxes includes losses of foreign subsidiaries of $98, $172, and $170 million for 1995, 1994 and 1993, respectively.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, consists of the following:


                                                               1995                 1994                 1993
                                                               ----                 ----                 ----
 Statutory federal income
    tax rate                                                   35.0%                35.0%               35.0%
 Amortization of
    investment tax credits                                     (0.1)                (0.3)               (0.5)

 Effect of federal rate
    change on deferred
    liabilities                                                   -                    -                 2.2
 State income taxes
    (net of federal benefit)                                    2.6                  4.3                 4.5
 Other                                                          1.4                  1.1                 2.2
                                                               ----                 ----                ----

 Effective income tax rate                                     38.9%                40.1%               43.4%
                                                               ====                 ====                ====

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


   Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

                                                                            1995                        1994
                                                                            ----                        ----
Excess of tax over book depreciation                                        $1,300                      $1,207
Differences in timing of deductions
  relating to:
   Leveraged leases                                                            179                         222
   UPS Retirement Plan                                                          55                         128
   Prepaid insurance                                                            92                          90
   Other                                                                       340                         259
                                                                             -----                       -----
Gross deferred tax liabilities                                               1,966                       1,906
                                                                             -----                       -----

Other postretirement benefits not
   currently deductible                                                        319                         242
Loss carryforwards (international)                                             323                         263
Insurance reserves not currently
   deductible                                                                   65                          86

Other                                                                           88                          66
                                                                             -----                       -----
Gross deferred tax assets                                                      795                         657
Deferred tax assets valuation
   allowance                                                                  (323)                       (263)
                                                                             -----                       -----
Net deferred tax assets                                                        472                         394
                                                                             -----                       -----

Net deferred tax liability                                                  $1,494                      $1,512
                                                                             =====                       =====

   The valuation allowance increased approximately $60 and $64 million during the years ended December 31, 1995 and 1994, respectively.

   UPS has international loss carryforwards of approximately $704 million as of December 31, 1995. Of this amount, $401 million expires in varying amounts through 2003. The remaining $303 million may be carried forward indefinitely. These international loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous international taxable income. In addition, a portion of these losses have been deducted on the U.S. tax return, which could affect the amount of any future benefit.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


8.  DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

   Deferred taxes, credits and other liabilities, as of December 31, consist of the following (in millions):

                                                                            1995                  1994
                                                                            ----                  ----
 Deferred federal and state income
   taxes                                                                    $1,407                $1,376
 Deferred investment tax credits                                                 5                    20
 Other credits and noncurrent
    liabilities                                                                624                   520
                                                                             -----                 -----

                                                                            $2,036                $1,916
                                                                             =====                 =====


9.  OTHER OPERATING EXPENSES

   The major components of other operating expenses for the years ended December 31, are as follows (in millions):

                                                              1995                1994                1993
                                                              ----                ----                ----
Repairs and maintenance                                       $ 809              $  812               $ 773
Depreciation and amortization                                   866                 786                 691
Purchased transportation                                      1,144               1,206               1,076
Fuel                                                            621                 564                 554
Other occupancy expense                                         359                 361                 370
Other expenses                                                2,829               2,564               2,199
                                                              -----               -----               -----
                                                             $6,628              $6,293              $5,663
                                                              =====               =====               =====

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1995, 1994 and 1993


10.  SEGMENT AND GEOGRAPHIC INFORMATION

   UPS operates primarily in one industry segment, transportation services, which is comprised principally of domestic and international package delivery. Information about operations in different geographic segments for the years ended December 31, is shown below (in millions):

                                                             1995            1994                1993
                                                             ----            ----                ----
Domestic:
   Revenue                                                  $18,243             $17,298             $15,822
   Income before income taxes                               $ 1,920             $ 1,902             $ 1,698
   Identifiable assets                                      $11,157             $ 9,902             $ 8,359

Foreign:
   Revenue                                                  $ 2,802             $ 2,278             $ 1,960
   Loss before income taxes                                 $  (212)            $  (327)            $  (266)
   Identifiable assets                                      $ 1,488             $ 1,280             $ 1,215

Consolidated:
   Revenue                                                  $21,045             $19,576             $17,782
   Income before income taxes                               $ 1,708             $ 1,575             $ 1,432
   Identifiable assets                                      $12,645             $11,182             $ 9,574

   Foreign operations include shipments which either originate in or are destined to foreign (non-U.S.) locations. Foreign revenues attributable to shipments which originated in the U.S. totaled $616, $496, and $391 million in 1995, 1994 and 1993, respectively.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                            -----------------------


                                    EXHIBITS

                                       TO

                                   FORM 10-K



                                 ANNUAL REPORT



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            -----------------------




                             UNITED PARCEL SERVICE
                                OF AMERICA, INC.



================================================================================

                                 EXHIBIT INDEX


(3) Articles of Incorporation and By-laws.

   (a)      Restated Certif-                  Incorporated by Reference to
            icate of Incorpo-                 Exhibit 4(iv) to Form S-8
            ration of UPS.                    Registration Statement
                                              (No. 33-19622).

   (b)      By-laws of UPS, as                Incorporated by Reference
            amended through                   to Current Report on Form 8-K
            December 19, 1995.                (Date of Earliest Event Reported
                                              December 19, 1995), filed December 21, 1995.

(4) Instruments defining the
    rights of security holders,
    including indentures.

   (a)      Specimen Certif-                  Incorporated by Reference to
            icate of Capital                  Exhibit 3(a) to Form 10, as
            Stock of UPS.                     filed April 29, 1970.

   (b)      UPS Managers Stock                Incorporated by Reference to
            Trust Agreement, as               Exhibit 4(b) to Post-Effective
            amended and restated.             Amendment No.1 to Registration
                                              Statement on Form S-3 (No. 33-54297).

   (c)      Specimen Certificate              Incorporated by Reference to
            of 8 3/8% Debentures              Exhibit 4(c) to Registration
            due April 1, 2020.                Statement No. 33-32481.

   (d)      Indenture relating to             Incorporated by Reference to
            8 3/8% Debentures                 Exhibit 4(c) to Registration
            due April 1, 2020.                Statement No. 33-32481.

   (e)      UPS Employees Stock               Incorporated by Reference to
            Trust Agreement.                  Exhibit 4(iv) to Registration
                                              Statement on Form S-8 (No. 33-62169).

(10)  Material Contracts.

   (a)      UPS Thrift Plan, as
            Amended and Restated
            January l, 1976, in-
            cluding Amendments
            Nos. l and 2.

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

    (11)    Amendment                                 Incorporated by Reference to
            No. 13 to the                             Exhibit 10(a)(11) to 1991
            UPS Thrift Plan.                          Annual Report on Form 10-K.

    (12)    Amendment                                 Incorporated by Reference to
            No. 14 to the                             Exhibit 10(a)(12) to 1991
            UPS Thrift Plan.                          Annual Report on Form 10-K.

    (13)    Amendment                                 Incorporated by Reference to
            No. 15 to the                             Exhibit 10(a)(13) to 1992
            UPS Thrift Plan.                          Annual Report on Form 10-K.

    (14)    Amendment No. 16                          Incorporated by Reference to
            to the UPS Thrift                         Exhibit 10(a)(14) to 1993
            Plan                                      Annual Report on Form 10-K

    (15)    Amendment                                 Incorporated by Reference to
            No. 17 to the UPS                         Exhibit 10(a)(15) to 1993
            Thrift Plan                               Annual Report on Form 10-K.

    (16)    Amendment No. 18 to                       Incorporated by Reference to
            the UPS Thrift Plan                       Exhibit 10(a)(16) to 1994 Annual
                                                      Report on Form 10-K.

    (17)    Amendment No. 19 to                       Incorporated by Reference to
            the UPS Thrift Plan                       Exhibit 10(a)(17) to 1994 Annual
                                                      Report on Form 10-K.

    (18)    Amendment No. 20 to                       Filed herewith.
            the UPS Thrift Plan

    (19)    Amendment No. 21 to                       Filed herewith.
            the UPS Thrift Plan

   (b)      UPS Retirement Plan                       Incorporated by Reference to
            (including amend-                         Exhibit 9 to 1979 Annual
            ments l through 4).                       Report on Form 10-K.

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

      (8)   Amendment No. 12                  Incorporated by Reference to
            to the UPS Re-                    Exhibit 10(b)(8) to 1989
            tirement Plan.                    Annual Report on Form 10-K.

      (9)   Amendment No. 13                  Incorporated by Reference to
            to the UPS Re-                    Exhibit 10(b)(9) to 1989
            tirement Plan.                    Annual Report on Form 10-K.

     (10)   Amendment No. 14                  Incorporated by Reference to
            to the UPS Re-                    Exhibit 10(b)(10) to 1990
            tirement Plan.                    Annual Report on Form 10-K.

     (11)   Amendment No. 15                  Incorporated by Reference
            to the UPS Re-                    to Exhibit 10(b)(11) to
            tirement Plan.                    1992 Annual Report on
                                              Form 10-K.

    (12)    Amendment No. 16                          Incorporated by Reference to
            to the UPS                                Exhibit 10(b)(12) to 1994
            Retirement Plan                           Annual Report on Form 10-K.

    (13)    Amendment No. 17                          Incorporated by Reference to
            to the UPS                                Exhibit 10(b)(13) to 1994
            Retirement Plan                           Annual Report on Form 10-K.

    (14)    Amendment No. 18                          Filed herewith.
            to the UPS
            Retirement Plan

    (15)    Amendment No. 19                          Filed herewith.
            to the UPS
            Retirement Plan

    (16)    Amendment No. 20                          Filed herewith.
            to the UPS
            Retirement Plan

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

      (2)   Amendment to UPS                          Incorporated by Reference
            1986 Stock Option                         Exhibit 10(e)(2) to 1992
            Plan adopted                              Annual Report on Form
            October 30, 1992.                         10-K.

   (e)      Intentionally omitted.

   (f)      Agreement and Plan of                   Incorporated by Reference
            Reorganization, dated                   to Exhibit l(a) to Amend-
            December 4, 1979, by                    ment No. l to Form S-14,
            and between United                      Registration No. 2-65859.
            Parcel Service of
            America, Inc. and
            Parmac Corporation.

   (g)      Agreement and Plan of                   Incorporated by Reference
            Reorganization, dated                   to Exhibit l(b) to Amend-
            December 4, 1979, by                    ment No. l to Form S-14,
            and between United                      Registration No. 2-65859.
            Parcel Service of
            America, Inc. and
            Nuparmac Corporation.

   (h)      Agreement and Plan of                   Incorporated by Reference
            Reorganization, dated                   to Exhibit l(c) to Amend-
            December 4, 1979, by                    ment No. l to Form S-14,
            and between United                      Registration No. 2-65859.
            Parcel Service of
            America, Inc. and Parco
            Managers Corporation.

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

      (2)   Amendment No. 7 to                        Incorporated by Reference to
            the UPS Savings Plan                      Exhibit 10(x)(2) to 1991
                                                      Annual Report on Form 10-K.

      (3)   Amendment No. 8 to                        Incorporated by Reference
            the UPS Savings Plan                      to Exhibit 10(x)(3) to
                                                      1992 Annual Report on
                                                      Form 10-K.

      (4)   Amendment No. 9 to                        Incorporated by Reference
            the UPS Savings Plan                      to Exhibit 10(x)(4) to 1992
                                                      Annual Report on Form 10-K.

      (5)   Amendment No. 10 to                       Incorporated by Reference
            the UPS Savings Plan                      to Exhibit 10(x)(5) to 1992
                                                      Annual Report on Form 10-K.

      (6)   Amendment No. 11 to                       Incorporated by Reference to
            the UPS Savings Plan                      Exhibit 10(x)(6) to 1994 Annual
                                                      Report on Form 10-K.

      (7)   Amendment No. 12 to                       Incorporated by Reference to
            the UPS Savings Plan                      Exhibit 10(x)(7) to 1994 Annual
                                                      Report on Form 10-K.

      (8)   Amendment No. 13 to                       Incorporated by Reference to
            the UPS Savings Plan                      Exhibit 10(x)(8) to 1994 Annual
                                                      Report on Form 10-K.

      (9)   Amendment No. 14 to                        Incorporated by Reference to
            the UPS Savings Plan                       Exhibit 10(x)(9) to 1994 Annual
                                                       Report on Form 10-K.

    (10)    Amendment No. 15 to                        Incorporated by Reference to
            the UPS Savings Plan                       Exhibit 10(x)(10) to 1994 Annual
                                                       Report on Form 10-K.

    (11)    Restatement Amendment                      Filed herewith.
            No. 1 to the UPS
            Savings Plan

    (12)    Restatement Amendment                      Filed herewith.
            No. 2 to the UPS
            Savings Plan

   (y)      Credit Agreement                           Incorporated by Reference to
            (364-Day Facility) dated                   Exhibit 10(a) to Quarterly Report
            June 12, 1995 among                        on Form 10-Q for the Quarter Ended
            United Parcel Service                      June 30, 1995.
            of America, Inc., the
            initial lenders named
            therein, NationsBank of
            Georgia, N.A., as Agent,
            and Citibank, N.A., as
            Agent.

   (z)      Credit Agreement                           Incorporated by Reference to
            (Five-Year Facility)                       Exhibit 10(b) to Quarterly Report
            dated June 12, 1995                        on Form 10-Q for the Quarter Ended
            among United Parcel                        June 30, 1995.
            Service of America, Inc.,
            the initial lenders named
            therein, NationsBank of
            Georgia, N.A., as Agent,
            and Citibank, N.A., as
            Agent.

   (aa)     UPS 1991 Stock Option                      Incorporated by Reference to
            Plan (Amended and                          Exhibit 10(z) to 1991 Annual.
            Restated as of                             Report on Form 10-K.
            February 20, 1992).

   (bb)     UPS Coordinating Benefit                  Incorporated by Reference to
            Plan.                                     Exhibit 10(aa) to 1991
                                                      Annual Report on Form 10-K.

      (1)   Amendment No. 1 to                        Incorporated by Reference
            UPS Coordinating                          to Exhibit 10(aa)(1) to
            Benefit Plan.                             1992 Annual Report on
                                                      Form 10-K.

      (2)   Amendment No. 2 to                        Incorporated by Reference
            UPS Coordinating                          to Exhibit 10(aa)(2) to
            Benefit Plan.                             1992 Annual Report on
                                                      Form 10-K.

   (cc)     Employees Stock Purchase                  Incorporated by Reference to
            Plan, as amended.                         Exhibit 10(e) to Quarterly Report
                                                      on Form 10-Q for the Quarter
                                                      Ended September 30, 1995.

(21)  Subsidiaries of the                             Filed herewith as Exhibit 21.
            Registrant.

(23)  Consent of Deloitte                             Filed herewith as Exhibit 23.
            & Touche LLP.

(27)  Financial Data Schedule                         Filed with EDGAR version of this 1995
                                                      Annual Report on Form 10-K.