Form 10-Q
period 1996-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1996-05-14
CIK 809697

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                of the Securities and Exchange Act of 1934
                  For the Quarter Ended March 31, 1996

                      Commission file number 0-4714

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

     Registrant's telephone number, including area code (404) 828-6000

                              Not Applicable
    Former name, address and fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements of the past 90 days.

     YES   X     NO

                Common Stock, par value $.10 per share
                           (Title of Class)

                          570,000,000 shares
                   Outstanding as of May 14, 1996

                     PART I.  FINANCIAL INFORMATION
       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
           March 31, 1996 (unaudited) and December 31, 1995
                  (In millions except share amounts)

ASSETS                                              1996      1995
                                                  -------   -------
CURRENT ASSETS:
     Cash and short-term investments              $   355   $   211
     Accounts receivable                            2,054     1,925
     Prepaid employee benefit costs                   412       285
     Materials, supplies and prepaid expenses         485       393
     Common stock held for stock plans                389       413
                                                  -------   -------
               TOTAL CURRENT ASSETS               $ 3,695   $ 3,227

PROPERTY, PLANT AND EQUIPMENT - at cost, net
     of accumulated depreciation of $6,234
     in 1996 and $6,060 in 1995                     9,059     8,998

OTHER ASSETS                                          401       420
                                                  -------   -------
                                                  $13,155   $12,645
                                                  =======   =======
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $ 1,225   $ 1,137
     Accrued wages and withholdings                   979     1,127
     Dividends payable                                  -       178
     Deferred income taxes                             91        87
     Other current liabilities                        607       437
                                                   ------    ------
               TOTAL CURRENT LIABILITIES            2,902     2,966
                                                   ------    ------
LONG-TERM DEBT, net of current maturities
     of $1 in 1996 and 1995                         1,966     1,729
                                                   ------    ------
ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                       789       763
                                                   ------    ------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES       2,114     2,036
                                                   ------    ------
SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
       Authorized 200,000,000 shares, none issued       -         -
     Common stock, par value $.10 per share,
       Authorized 900,000,000 shares, issued
       570,000,000, net of 10,000,000 in treasury      57        57
     Additional paid-in capital                        92        76
     Retained earnings                              5,202     4,961
     Cumulative foreign currency adjustments           33        57
                                                   ------    ------
                                                    5,384     5,151
                                                  -------   -------
                                                  $13,155   $12,645
                                                  =======   =======

            See notes to consolidated financial statements.

    UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
           Three Months Ended March 31, 1996 and 1995
             (in millions except per share amounts)
                           (unaudited)



                                 Three Months Ended
                                  1996       1995
                                -------    -------
Revenue                         $ 5,335    $ 5,102
                                -------    -------
Operating Expenses:
  Wages and employee benefits     3,178      3,030
  Other                           1,735      1,568
                                -------    -------
                                  4,913      4,598
                                -------    -------
Operating Profit                    422        504
                                -------    -------
Other income and (expense):
  Interest income                     9          4
  Interest expense                  (23)       (20)
  Miscellaneous, net                 (6)        (4)
                                -------    -------
                                    (20)       (20)
                                -------    -------
Income before income taxes          402        484

Income taxes                        161        194
                                -------    -------

Net income                      $   241    $   290
                                =======    =======
Net income per share            $  0.42    $  0.50
                                =======    =======


         See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Three Months Ended March 31, 1996
                                  (In millions)
                                   (unaudited)




                                                     Cumulative
                                 Additional           Foreign       Total
                    Common Stock  Paid-In  Retained  Currency    Shareowners'
                    Shares Amount Capital  Earnings Adjustments    Equity
                    ------ ------ -------  -------- -----------  -----------
Balance, January 1,
 1996                570    $57     $76    $4,961       $57       $5,151
   Net income          -      -       -       241         -          241
   Gain on issuance of
    common stock held
    for stock plans    -      -      16         -         -           16
   Foreign currency
    adjustments        -      -       -         -       (24)         (24)
                   -----  -----   -----     -----     -----        -----
Balance, March 31,
1996                570     $57     $92    $5,202       $33       $5,384
                  =====   =====   =====    ======     =====       ======

                 See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 1996 and 1995
                               (In millions)
                                (unaudited)
                                                           1996      1995
                                                          ------    ------
Cash flows from operating activities:
     Net income                                          $  241    $  290
       Adjustments to reconcile net income to net
       cash provided from operating activities:
          Depreciation and amortization                     228       206
          Postretirement benefits                            26        26
          Deferred taxes, credits, and other                 74        36
          Changes in assets and liabilities:
             Accounts receivable                           (129)      (76)
             Prepaid employee benefit costs                (127)     (112)
             Materials, supplies and prepaid
               expenses                                     (92)     (196)
             Common stock held for stock plans               24       (27)
             Accounts payable                                87       (22)
             Accrued wages and withholdings                (148)     (118)
             Dividends payable                             (178)     (170)
             Other current liabilities                      170       224
                                                         ------    ------
     Net cash provided from operating activities            176        61
                                                         ------    ------
Cash flows from investing activities:
     Capital expenditures                                  (318)     (384)
     Disposals of property, plant and equipment              18        12
     Other asset receipts and payments                       20      (103)
                                                         ------    ------
          Net cash (used in) investing activities          (280)     (475)
                                                         ------    ------
Cash flows from financing activities:
     Proceeds from borrowings                               293       437
     Repayment of borrowings                                (56)      (32)
     Other transactions                                      16        17
                                                         ------    ------
       Net cash provided from financing activities          253       422
                                                         ------    ------
Effect of exchange rate changes on cash                      (5)       16
                                                         ------    ------
Net increase in cash and short-term investments             144        24
Cash and short-term investments:
     Beginning of period                                    211       261
                                                         ------    ------
     End of period                                       $  355    $  285
                                                         ======    ======
Cash paid during the period for:
     Interest (net of amount capitalized)                $    4    $    -
                                                         ======    ======
Income taxes                                             $   30    $    8
                                                         ======    ======
              See notes to consolidated financial statements.

UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1996 and 1995
(unaudited)

1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period.

     Net income per share is based on 570,000,000 shares in 1996 and 580,000,000 in 1995, including common stock held for stock plans.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

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

     Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. The additional tax sought by the agents relating to package insurance for this period ranges from $89 million to $148 million, plus penalties and interest, and is based on the same theories included in the above described Notice of Deficiency.

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

UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1996 and 1995
(unaudited)



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended March 31, 1996 and 1995
- ------------------------------------------

     Revenue increased by $233 million, or 4.6% for the three months ended March 31, 1996 over the three months ended March 31, 1995. For the first quarter of 1996, domestic revenue totaled $4.591 billion, an increase of $153 million over the first quarter of 1995, and international revenue totaled $744 million, an increase of $81 million.

     Domestic revenue increased as a result of higher volume which was up 0.2%, favorable changes in rates and a continuing shift toward higher yielding packages. During the first quarter of 1996, the Company implemented distance-based pricing for its domestic air express services. This new pricing structure is based on both weight and distance of packages shipped. Under the revised structure, air express rates are geographically defined by ZIP Code. The continental United States is divided into the same seven zones used for UPS standard ground services. Previously, express shipments were priced by weight only, the standard method in the industry. The new structure means that prices for UPS Next Day Air have been dropped by as much as 40% in short-distance zones, while prices in longer zones have increased up to 28%.

     In addition, rates for standard ground shipments were increased an average of 2.9% for commercial deliveries and 3.9% for residential deliveries. Rates for the newly-zoned UPS Next Day Air and UPS 2nd Day Air services increased approximately 4.9%. Rates for UPS 3-Day Select, already zoned, increased approximately 3.9%. Rates for international shipments originating in the United States were increased 4.9% for UPS Worldwide Express, 6.9% for UPS Worldwide Expedited and 3.9% for UPS Standard Service to Canada. Rate increases for shipments originating outside the United States have been made throughout the past year and vary by market.

     The increase in international revenue was primarily attributable to a 20.8% revenue growth in export operations over the corresponding quarter of the previous year. Export revenues increased primarily as a result of higher volume, which was up 23.2%. Foreign domestic revenues remained relatively flat in comparison with the corresponding quarter of the previous year with volume decreasing by 1.8%. This is a result of the Company's efforts to improve profitability on foreign domestic revenues by raising rates to improve yields on these products.

     Operating expenses increased by $315 million, or 6.9%, raising the operating ratio from 90.1 during 1995 to 92.1 during 1996. The deterioration of the operating ratio resulted from increased payroll and associated costs due to severe weather conditions during the quarter which disrupted both air and ground operations. This is in contrast to the mild weather conditions experienced in the comparable quarter in 1995.

     Operating profit for the period decreased by $82 million, or 16.3%, as a result of the proportionally higher operating costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS



Three Months Ended March 31, 1996 and 1995
- ------------------------------------------
     Income before income taxes ("pre-tax income") decreased $82 million, or 16.9%. Domestic pre-tax income amounted to $442 million, a decrease of $88 million, or 16.5% over the corresponding quarter of the previous year. The decrease was primarily a result of proportionally higher operating costs as discussed above.

     The international pre-tax loss decreased by $6 million, or 13.6%, to $40 million for the quarter.

     The international pre-tax loss attributable to the foreign domestic operations increased by $1 million, or 1.9%. The pre-tax loss associated with export operations decreased by $7 million, or 59.9%, and resulted primarily from higher volume and improved operating margins. Export volume increased by 12.1% and 13.6% for international and U.S. origin, export shipments, respectively. UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

     Net income decreased by $49 million, or 16.9%, over the corresponding quarter of the prior year. The net decrease resulted primarily from higher operating costs as discussed above.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     Liquidity and Capital Resources
     -------------------------------
     In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in longer term debt markets, UPS has recently concluded two transactions and is continuing to examine other favorable alternatives. In January 1996, UPS issued $200 million of 5.5% Eurobond notes which are due January 1999. In April 1996, UPS issued $166 million of 3.25% Swiss Franc notes which are due in October 1999. Management believes that these funds, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

     During 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years. Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

PART II


Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------
a)   Exhibits: See the Exhibit Index on page E-1 for a list of the exhibits available to the commission upon request.

b) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

                               EXHIBIT INDEX


(4) Instruments defining the rights of security holders, including indentures

    (a)  Specimen Certificate of                  Available to the
         $200,000,000 of 5.5% Eurobond            Commission upon request
         Notes due January 4, 1999.

    (b)  Indenture relating to                    Available to the
         $200,000,000 of 5.5% Eurobond            Commission upon request
         Notes due January 4, 1999.

    (c)  Specimen Certificate of                  Available to the
         $166,000,000 of 3.25% Swiss              Commission upon request
         Franc Notes due October 22, 1999.

    (d)  Indenture relating to                     Available to the
         $166,000,000 of 3.25% Swiss               Commission upon request
         Franc Notes due October 22, 1999.

SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






UNITED PARCEL SERVICE OF AMERICA, INC.
- --------------------------------------
             (Registrant)




By:   /S/  Robert J. Clanin
      Robert J. Clanin
      Senior Vice President,
      Treasurer and
      Chief Financial Officer















Date:   May 14, 1996