Form 10-Q
period 1996-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1996-08-13
CIK 809697

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934
               For the Quarter Ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements of the past 90 days.

YES   X     NO

             Common Stock, par value $.10 per share
                        (Title of Class)

                       570,000,000 shares
                Outstanding as of August 13, 1996

                    PART I.  FINANCIAL INFORMATION
       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
            June 30, 1996 (unaudited) and December 31, 1995
                  (In millions except share amounts)

ASSETS                                              1996      1995
                                                  -------   --------
CURRENT ASSETS:
     Cash and short-term investments              $   225   $   211
     Accounts receivable                            2,162     1,925
     Prepaid employee benefit costs                   251       285
     Materials, supplies and prepaid expenses         503       393
     Common stock held for stock plans                471       413
                                                  -------   -------
               TOTAL CURRENT ASSETS                 3,612     3,227

PROPERTY, PLANT AND EQUIPMENT - at cost, net
     of accumulated depreciation of $6,428
     in 1996 and $6,060 in 1995                     9,212     8,998

OTHER ASSETS                                          395       420
                                                  -------   -------
                                                  $13,219   $12,645
                                                  =======   =======

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $ 1,297   $ 1,137
     Accrued wages and withholdings                 1,069     1,127
     Dividends payable                                  -       178
     Deferred income taxes                             93        87
     Other current liabilities                        558       437
                                                  -------   -------
               TOTAL CURRENT LIABILITIES            3,017     2,966
                                                  -------   -------

LONG-TERM DEBT, net of current maturities
     of $1 in 1996 and 1995                         1,744     1,729
                                                  -------   -------
ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                       814       763
                                                  -------   -------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES       2,141     2,036
                                                  -------   -------
SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
       Authorized 200,000,000 shares, none issued       -         -
     Common stock, par value $.10 per share,
       Authorized 900,000,000 shares, issued
       570,000,000, net of 10,000,000 in treasury      57        57
     Additional paid-in capital                        89        76
     Retained earnings                              5,336     4,961
     Cumulative foreign currency adjustments           21        57
                                                  -------   -------
                                                    5,503     5,151
                                                  -------   -------
                                                  $13,219   $12,645
                                                  =======   =======

            See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
          Three Months and Six Months Ended June 30, 1996 and 1995
                   (In millions except per share amounts)
                                 (unaudited)


                                 Three Months Ended     Six Months Ended
                                   1996       1995       1996       1995
                                 -------   -------    -------    -------
Revenue                          $ 5,508   $ 5,158    $10,843    $10,260
                                 -------   -------    -------    -------
Operating Expenses:
  Wages and employee benefits      3,165     3,015      6,343      6,046
  Other                            1,789     1,612      3,524      3,179
                                 -------   -------    -------    -------
                                   4,954     4,627      9,867      9,225
                                 -------   -------    -------    -------


Operating Profit                     554       531        976      1,035
                                 -------   -------    -------    -------
Other income and (expense):
  Interest income                     10         5         19         10
  Interest expense                   (21)      (18)       (44)       (38)
  Miscellaneous, net                 (11)      (13)       (17)       (18)
                                 -------   -------    -------    -------
                                     (22)      (26)       (42)       (46)
                                 -------   -------    -------    -------

Income before income taxes           532       505        934        989

Income taxes                         213       194        374        388
                                 -------   -------    -------    -------

Net income                       $   319   $   311    $   560    $   601
                                 -------   -------    -------    -------

Net income per share             $  0.56   $  0.54    $  0.98    $  1.04
                                 -------   -------    -------    -------


               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                         Six Months Ended June 30, 1996
                                  (In millions)
                                   (unaudited)


                                                      Cumulative
                                 Additional            Foreign     Total
                   Common Stock   Paid-In  Retained   Currency  Shareowners'
                   Shares Amount  Capital  Earnings  Adjustments   Equity
                   ------ -----   -------  --------  -----------  --------
Balance, January 1,
1996                570    $57      $76      $4,961       $57      $5,151
   Net Income         -      -        -         560         -         560
   Gain on issuance of
     common stock held
     for stock plans  -      -       28           -         -          28
   Exercise of stock
     options          -      -      (15)          -         -         (15)
   Dividends
    ($.33 per share)  -      -        -        (185)        -        (185)
   Foreign currency
     adjustments      -      -        -           -       (36)        (36)
                  -----   ----     ----      ------      ----     -------
Balance, June 30,
 1996               570    $57      $89      $5,336       $21      $5,503
                  =====   ====     ====      ======      ====     =======



                 See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1996 and 1995
                               (In millions)
                                (unaudited)
                                                           1996      1995
                                                         ------    ------
Cash flows from operating activities:
     Net income                                          $  560    $  601
       Adjustments to reconcile net income to net
       cash provided from operating activities:
          Depreciation and amortization                     459       420
          Postretirement benefits                            51        52
          Deferred taxes, credits, and other                101        76
          Changes in assets and liabilities:
             Accounts receivable                           (237)      (82)
             Prepaid employee benefit costs                  34        88
             Materials, supplies and prepaid
               expenses                                    (113)     (168)
             Common stock held for stock plans              (58)     (305)
             Accounts payable                               160        (8)
             Accrued wages and withholdings                 (58)      (32)
             Dividends payable                             (178)     (170)
             Other current liabilities                      120        73
                                                         ------    ------
     Net cash provided from operating activities            841       545
                                                         ------    ------
Cash flows from investing activities:
     Capital expenditures                                  (722)     (732)
     Disposals of property, plant and equipment              26        32
     Other asset receipts and payments                       21      (134)
                                                         ------    ------
     Net cash (used in) investing activities               (675)     (834)
                                                         ------    ------
Cash flows from financing activities:
     Proceeds from borrowings                               710       530
     Repayment of borrowings                               (694)     (110)
     Dividends                                             (185)     (181)
     Other transactions                                      13         8
                                                         ------    ------
     Net cash provided from (used in)
        financing activities                               (156)      247
                                                         ------    ------
Effect of exchange rate changes on cash                       4        21
                                                         ------    ------
Net increase (decrease) in cash and short-term
     investments                                             14       (21)

Cash and short-term investments:
     Beginning of period                                    211       261
                                                         ------    ------
     End of period                                       $  225    $  240
                                                         ======    ======
Cash paid during the period for:
     Interest (net of amount capitalized)                $   31    $   31
                                                         ======    ======

      Income taxes                                       $  193    $  287
                                                         ======    ======
             See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three Months and Six Months Ended June 30, 1996 and 1995
                               (unaudited)

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

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

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

       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three Months and Six Months Ended June 30, 1996 and 1995
                              (unaudited)

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

4. As part of UPS's overall effort to lower operating expense, the Company implemented a program of voluntary early retirement and severance packages for certain, primarily management, employees during 1995. The total charge to 1995 operating expense for this program was $372 million of which $19 million was incurred during the quarter ended June 30, 1995, and the balance in the quarter ended September 30, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

     Revenue increased by $350 million, or 6.8% for the three months ended June 30, 1996 over the three months ended June 30, 1995. For the second quarter of 1996, domestic revenue totaled $4.765 billion, an increase of $303 million over the second quarter of 1995, and international revenue totaled $743 million, an increase of $47 million.

     Domestic revenue increased as a result of favorable changes in rates, higher volume, which was up 3.1% over the second quarter of 1995, and a continuing shift toward higher yielding packages.

     The increase in international revenue was primarily attributable to a 15.5% revenue growth in export operations over the corresponding quarter of the previous year. Export revenues increased primarily as a result of higher volume, which was up 21.0%. Foreign domestic revenues decreased by 6.2% primarily due to changes in the currency exchange rates, and, to a lesser extent, lower volume, which in turn resulted primarily from the Company's efforts to improve profitability by increasing revenue yields on these products.

     Operating expenses increased by $327 million, or 7.1%, raising the operating ratio from 89.7 during 1995 to 89.9 during 1996. The modest deterioration of the operating ratio resulted primarily from increased depreciation and amortization, higher fuel costs and labor expenses.

     Operating profit for the period increased by $23 million, or 4.3%, as a result of higher revenue.

     Income before income taxes ("pre-tax income") increased $27 million, or 5.3%. Domestic pre-tax income amounted to $558 million, a decrease of $1 million, or 0.3%, with respect to the corresponding quarter of the previous year.

     The international pre-tax loss decreased by $28 million, or 52.2%, to $26 million for the quarter. The international pre-tax loss attributable to the foreign domestic operations increased by $1 million, or 2.5%.
Export operations improved by $29.0 million resulting in a moderate pre-tax profit. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on European and U.S. exports. Export volume increased by 18.1% and 25.6% for international and U.S. origin, export shipments, respectively. Despite the continued improvement of the export operations, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

     Net income increased by $8 million, or 2.6%, over the corresponding quarter of the prior year. The net increase resulted primarily from improved operating profit.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

     Revenue increased by $583 million, or 5.7% for the six months ended June 30, 1996 over the six months ended June 30, 1995. For the first six months of 1996, domestic revenue totaled $9.356 billion, an increase of $455 million over the first six months of 1995, and international revenue totaled $1.487 billion, an increase of $128 million.

     Domestic revenue increased as a result of higher volume, which was up 1.4%, first quarter rate increases and a continuing shift toward higher yielding packages. During the first quarter of 1996, the Company implemented distance-based pricing for its domestic air express services. This new pricing structure is based on both weight and distance of packages shipped. Under the revised structure, air express rates are geographically defined by ZIP Code. The continental United States is divided into the same seven zones used for UPS standard ground services. Previously, express shipments were priced by weight only, the standard method in the industry. The new structure means that prices for UPS Next Day Air have been reduced by as much as 40% in short-distance zones, while prices in longer zones have increased up to 28%.

     In addition, rates for standard ground shipments were increased an average of 2.9% for commercial deliveries and 3.9% for residential deliveries. Rates for the newly-zoned UPS Next Day Air and UPS 2nd Day Air services increased approximately 4.9%. Rates for UPS 3-Day Select, already zoned, increased approximately 3.9%. Rates for international shipments originating in the United States were increased 4.9% for UPS Worldwide Express, 6.9% for UPS Worldwide Expedited and 3.9% for UPS Standard Service to Canada. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market.

     The increase in international revenue was primarily attributable to an 18.0% revenue growth in export operations over the corresponding six months of the previous year. Export revenues increased primarily as a result of higher volume, which was up 22.1%. Foreign domestic revenues decreased by 3.0% primarily due to changes in the currency exchange rates and volume reductions of 2.1%. The decreases in foreign domestic volume are a result of the Company's efforts to improve profitability by increasing revenue yields on these products.

     Operating expenses increased by $642 million, or 7.0%, raising the operating ratio from 89.9 during 1995 to 91.0 during 1996. The deterioration of the operating ratio resulted primarily from increased depreciation and amortization, increased labor costs, higher fuel costs, and, severe weather conditions during the first quarter which disrupted both air and ground operations. This is in contrast to the mild weather conditions experienced in the comparable quarter in 1995.

     Operating profit for the period decreased by $59 million, or 5.7%, as a result of the proportionally higher operating costs.

                  MANAGEMENT,S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


     Income before income taxes ("pre-tax income") decreased $55 million, or 5.6%. Domestic pre-tax income amounted to $1.0 billion, a decrease of $89 million, or 8.2% over the corresponding period of the previous year. The decrease was primarily a result of proportionally higher operating costs as discussed above.

     The international pre-tax loss decreased by $34 million, or 34.2%, to $66 million for the first six months of 1996.

     The international pre-tax loss attributable to the foreign domestic operations increased by $2 million, or 2.2%. Export operations improved by $36 million over 1995, resulting in a moderate pre-tax profit. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on European and U.S. exports. Export volume increased by 18.3% and 28.1% for international and U.S. origin, export shipments, respectively. As noted previously in the discussion for the second quarter, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future, despite the continued improvement of the export operations.

     Net income decreased by $41 million, or 6.8%, over the corresponding period of the prior year. The net decrease resulted primarily from higher operating costs as discussed above.

     The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

     In March, 1996, the Board of Directors authorized an increase in the Commercial Paper borrowing limits from $1.0 to $1.5 billion. In June, 1996, UPS renegotiated and extended two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring June 9, 1997 and the other June 8, 2001.

     In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into two financiang transactions through the first six months of 1996 and is continuing to examine other favorable alternatives. In January, 1996, UPS issued $200 million of 5.5% Eurobond notes which are due January 1999. In April, 1996, UPS issued $166 million of 3.25% Swiss Franc notes which are due in October 1999.

     In June, 1996, UPS established a $500 million European medium-term note program. Under this program UPS may from time to time issue notes denominated in any currency. In addition, the company filed a shelf registration in July, 1996 which enables UPS to issue notes up to $300 million in the United States. Under the combined programs, the Company currently does not plan to exceed $500 million in borrowings.

     Management believes that these funds and borrowing programs, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

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

                               PART II



Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The annual meeting of shareowners of the Registrant was held on May 9, 1996.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

     The results of the voting by the shareowners for directors are presented below.

Director                                              Percent of
                                Number of Votes      Total Voting

John W. Alden               For         456,067,233      93.9%
                            Withheld     29,582,463       6.1%
William H. Brown, III       For         459,146,205      94.5%
                            Withheld     26,503,491       5.5%
Robert J. Clanin            For         459,561,546      94.6%
                            Withheld     26,088,150       5.4%
Carl Kaysen                 For         456,485,577      94.0%
                            Withheld     29,164,119       6.0%
James P. Kelly              For         459,538,325      94.6%
                            Withheld     26,111,371       5.4%
Gary E. MacDougal           For         458,209,401      94.3%
                            Withheld     27,440,295       5.7%
Joseph R. Moderow           For         459,701,190      94.7%
                            Withheld     25,948,506       5.3%
Kent C. Nelson              For         457,725,737      94.3%
                            Withheld     27,923,959       5.7%
Victor A. Pelson            For         458,462,260      94.4%
                            Withheld     27,187,436       5.6%
John W. Rogers              For         458,771,268      94.5%
                            Withheld     26,878,428       5.5%
Charles L. Schaffer         For         459,686,469      94.7%
                            Withheld     25,963,227       5.3%
Robert M. Teeter            For         459,121,254      94.5%
                            Withheld     26,528,442       5.5%
Calvin E. Tyler Jr.         For         459,447,501      94.6%
                            Withheld     26,202,195       5.4%

                                  PART II

      Two proposals (designated Item Nos. 2 and 3) were submitted by the Board of Directors. The proposals and the results of the voting by the stockholders are presented below.


                                                             Percent of
                                       Number of Votes      Total Voting

2.    To approve the UPS 1996       For        474,205,718      97.7%
Stock Option Plan                   Against      7,920,062       1.6%
                                    Abstain      3,523,916       0.7%

3.     To confirm the appointment   For        480,793,656      99.0%
of Deloitte & Touche LLP,           Against      3,625,138       0.7%
independent auditors, as auditors   Abstain      1,230,902       0.3%
of UPS and its subsidiaries for
the year ending December 31, 1996



Item 6 - Exhibits and reports on Form 8-K

     A)   Exhibits:
          10)  Material contracts
                    a) Credit Agreement (364-Day Facility) dated June 10, 1996 among United Parcel Service of America, Inc., the initial lenders named therein, NationsBank of Georgia, N.A., as Agent and Citibank, N.A., as Agent.

                     b) Credit Agreement (Five-Year Facility) dated June 10, 1996 among United Parcel Service of America, Inc., the initial lenders named therein, NationsBank of Georgia, N.A., as Agent and Citibank, N.A., as Agent.

      B) Reports on Form 8-K: no reports on Form 8-K were filed during the quarter.

                                SIGNATURES
                                ----------

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



























Date:   August 13, 1996