Form 10-Q
period 1996-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1996-11-13
CIK 809697

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934
            For the Quarter Ended September 30, 1996

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

YES  X      NO
   -----      -----

             Common Stock, par value $.10 per share
                        (Title of Class)

                       570,000,000 shares
               Outstanding as of November 13, 1996

                    PART I.  FINANCIAL INFORMATION
       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
         September 30, 1996 (unaudited) and December 31, 1995
                  (In millions except share amounts)

ASSETS                                              1996      1995
                                                 -------   -------
CURRENT ASSETS:
     Cash and short-term investments             $   376   $   211
     Accounts receivable                           2,186     1,925
     Prepaid employee benefit costs                  131       285
     Materials, supplies and prepaid expenses        438       393
     Common stock held for stock plans               499       413
                                                 -------   -------
               TOTAL CURRENT ASSETS                3,630     3,227

PROPERTY, PLANT AND EQUIPMENT (including aircraft
     under capitalized lease obligations) - at
     cost, net of accumulated depreciation and
     amortization of $6,641 in 1996 and $6,060 in
     1995                                          9,713     8,998

OTHER ASSETS                                         389       420
                                                 -------   -------
                                                 $13,732   $12,645
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $ 1,311   $ 1,137
     Accrued wages and withholdings                1,147     1,127
     Dividends payable                                 -       178
     Deferred income taxes                            93        87
     Other current liabilities                       462       437
                                                 -------   -------
               TOTAL CURRENT LIABILITIES           3,013     2,966

LONG-TERM DEBT (including capitalized lease
     obligations), net of current maturities
     of $8 in 1996 and $1 in 1995                  1,803     1,729
                                                 -------   -------

ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                      823       763
                                                 -------   -------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES      2,241     2,036
                                                 -------   -------
SHAREOWNERS' EQUITY:
     Preferred stock, no par value,
       Authorized 200,000,000 shares, none issued      -         -
     Common stock, par value $.10 per share,
       Authorized 900,000,000 shares, issued
       570,000,000, net of 10,000,000 in treasury     57        57
     Additional paid-in capital                       91        76
     Retained earnings                             5,675     4,961
     Cumulative foreign currency adjustments          29        57
                                                 -------   -------
                                                   5,852     5,151
                                                 -------   -------
                                                 $13,732   $12,645
                                                 =======   =======

            See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
       Three Months and Nine Months Ended September 30, 1996 and 1995
                   (In millions except per share amounts)
                                 (unaudited)


                                 Three Months Ended     Nine Months Ended
                                   1996       1995       1996       1995
                                 -------    -------    -------    -------
Revenue                          $ 5,585    $ 5,140    $16,428    $15,400
                                 -------    -------    -------    -------
Operating Expenses:
  Wages and employee benefits      3,189      3,004      9,532      9,031
  Other                            1,814      1,543      5,335      4,727
  Restructuring Charge                 -        353          -        372
                                 -------    -------    -------    -------
                                   5,003      4,900     14,867     14,130
                                 -------    -------    -------    -------
Operating Profit                     582        240      1,561      1,270
                                 -------    -------    -------    -------

Other income and (expense):
  Interest income                      9          7         28         16
  Interest expense                   (20)       (21)       (64)       (59)
  Miscellaneous, net                  (5)       (13)       (25)       (25)
                                 -------    -------    -------    -------
                                     (16)       (27)       (61)       (68)
                                 -------    -------    -------    -------

Income before income taxes           566        213      1,500      1,202

Income taxes                         226         89        600        477
                                 -------    -------    -------    -------


Net income                       $   340    $   124    $   900    $   725
                                 -------    -------    -------    -------
Net income per share             $  0.60    $  0.21    $  1.58    $  1.25
                                 -------    -------    -------    -------





               See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 1996
                         (In millions per share amounts)
                                   (unaudited)


                                                      Cumulative
                                   Additional          Foreign       Total
                     Common Stock   Paid-In  Retained  Currency   Shareowners'
                     Shares Amount  Capital  Earnings Adjustments   Equity
                     ------ -----   -------  -------- -----------  --------
Balance, January 1,
 1996                 570    $57      $76    $4,961        $57      $5,151
  Net Income            -      -        -       900          -         900
  Gain on issuance of
   common stock held
   for stock plans      -      -       29         -          -          29
  Exercise of stock
   options              -      -      (14)        -          -         (14)
  Dividends
   ($.33 per share)     -      -        -      (186)         -        (186)
  Foreign currency
   adjustments          -      -        -         -         (28)       (28)
                     -----  -----    -----   ------       ------    -------
Balance, September    570    $57      $91    $5,675         $29     $5,852
 30, 1996            =====  =====    =====   ======       ======    =======

                  See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1996 and 1995
                               (In millions)
                                (unaudited)
                                                           1996      1995
                                                         ------    ------
Cash flows from operating activities:
     Net income                                          $  900    $  725
       Adjustments to reconcile net income to net
       cash provided from operating activities:
          Depreciation and amortization                     706       640
          Postretirement benefits                            60        78
          Deferred taxes, credits, and other                197       (53)
          Non-cash restructuring charge                       -       338
          Changes in assets and liabilities:
             Accounts receivable                           (261)     (198)
             Prepaid employee benefit costs                 154       121
             Materials, supplies and prepaid expenses       (55)     (111)
             Common stock held for stock plans              (86)     (291)
             Accounts payable                               174        60
             Accrued wages and withholdings                  20        35
             Dividends payable                             (178)     (170)
             Other current liabilities                       17       113
                                                          -----     -----
     Net cash provided from operating activities          1,648     1,287
                                                          -----     -----
Cash flows from investing activities:
     Capital expenditures                                (1,470)   (1,308)
     Disposals of property, plant and equipment              45        49
     Other asset receipts (payments)                         20       (97)
                                                          -----     -----
     Net cash (used in) investing activities             (1,405)   (1,356)
                                                          -----     -----
Cash flows from financing activities:
     Proceeds from borrowings                               878       552
     Repayment of borrowings                               (795)     (272)
     Dividends                                             (186)     (181)
     Other transactions                                      15        12
                                                          -----     -----
     Net cash (used in) provided from financing
     activities                                             (88)      111
                                                          -----     -----
Effect of exchange rate changes on cash                      10        23
                                                          -----     -----
Net increase in cash and short-term investments             165        65

Cash and short-term investments:
     Beginning of period                                    211       261
                                                          -----     -----
     End of period                                       $  376    $  326
                                                          -----     -----
Cash paid during the period for:
     Interest (net of amount capitalized)                $   56    $   31
                                                          =====     =====
     Income taxes                                        $  324    $  484


              See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1996 and 1995
                                (unaudited)


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

     Certain prior period amounts have been reclassified to conform to the presentation of current periods.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

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

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1996 and 1995
                                (unaudited)


     In August, 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The trial date is set for September 8, 1997. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The Company has appealed with the IRS all material issues related to the 1985 through 1987 tax years. The IRS may take positions similar to those in the reports described above for periods after 1987.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Three Months Ended September 30, 1996 and 1995

     Revenue increased by $445 million, or 8.7% for the three months ended September 30, 1996 over the three months ended September 30, 1995. For the third quarter of 1996, domestic revenue totaled $4.849 billion, an increase of $385 million over the third quarter of 1995, and international revenue totaled $736 million, an increase of $60 million.

     Domestic revenue increased as a result of favorable changes in rates and higher volume, which was up 4.4% over the third quarter of 1995, and includes an 11.1% increase in higher yielding express packages.

     The increase in international revenue was primarily attributable to a 19.0% revenue growth in export operations over the corresponding quarter of the previous year. Export revenues increased as a result of favorable changes in rates and higher volume, which was up 17.0%. Foreign domestic revenues decreased by 6.1% primarily due to changes in the currency exchange rates, and lower volume, which in turn resulted primarily from the Company's efforts to improve profitability by increasing revenue yields on these products.

     Operating expenses increased by $103 million, or 2.1%. In the third quarter of 1995, operating expenses included a one time charge of $353 million for the voluntary early retirement and severance program for certain, primarily management, employees. Exclusive of the one time charge, operating expenses increased by $456 million, or 10.0%, raising the operating ratio from 88.5 during 1995 to 89.6 during 1996. The deterioration of the operating ratio resulted primarily from increases in depreciation and amortization, labor costs, fuel costs, advertising costs and customer supplies.

     Operating profit for the period increased by $342 million, or 142.5%, as a result of the 1995 restructuring charge. Without the charge, operating profit for the period decreased by $11 million, or 1.9%.

     Income before income taxes ("pre-tax income") increased $353 million, or 165.7%. Domestic pre-tax income amounted to $621 million, an increase of $338 million, or 119.4%, with respect to the corresponding quarter of the previous year inclusive of the restructuring charge.

     The international pre-tax loss decreased by $15 million, or 21.3%, to $55 million for the quarter. The international pre-tax loss attributable to the foreign domestic operations increased by $7 million, or 16.5%. Export operations improved by $22 million resulting in a moderate pre-tax loss. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on European and U.S. exports. Export volume increased by 14.1% and 22.8% for international and U.S. origin, export shipments, respectively. Despite the continued improvement of the export operations, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


     Net income increased by $216 million, or 174.2%, over the corresponding quarter of the prior year, primarily as a result of the restructuring charge incurred during 1995.



Nine Months Ended September 30, 1996 and 1995

     Revenue increased by $1.028 billion, or 6.7% for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. For the first nine months of 1996, domestic revenue totaled $14.205 billion, an increase of $840 million over the first nine months of 1995, and international revenue totaled $2.223 billion, an increase of $188 million.

     Domestic revenue increased as a result of first quarter rate increases and higher volume, which was up 2.4%, and includes an 11.5% increase in higher yielding express packages. During the first quarter of 1996, the Company implemented distance-based pricing for its domestic air express services. This new pricing structure is based on both weight and distance of packages shipped. Under the revised structure, air express rates are geographically defined by ZIP Code. The continental United States is divided into the same seven zones used for UPS standard ground services. Previously, express shipments were priced by weight only, the standard method in the industry. The new structure means that prices for UPS Next Day Air have been reduced by as much as 40% in short-distance zones, while prices in longer zones have increased up to 28%.

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

     The increase in international revenue was primarily attributable to an 18.4% revenue growth in export operations over the corresponding nine months of the previous year. Export revenues increased primarily as a result of higher volume, which was up 20.4%. Foreign domestic revenues decreased by 4.1% primarily due to changes in the currency exchange rates and volume reductions of 2.9%. The decreases in foreign domestic volume are a result of the Company's efforts to improve profitability by increasing revenue yields on these products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


     Operating expenses increased by $737 million, or 5.2%. During the nine months ended September 30, 1995, operating expenses included a one time charge of $372 million for the voluntary early retirement and severance program for certain, primarily management, employees. Excluding the $372 million restructuring charge, operating expenses increased $1.109 billion, or 8.1%. Adjusting for the one time charge, the operating ratio increased from 89.3 during 1995 to 90.5 during 1996. The deterioration of the operating ratio resulted primarily from increases in depreciation and amortization, labor costs, fuel costs, advertising costs and customer supplies, as well as severe weather conditions during the first quarter of 1996 which disrupted both air and ground operations. This is in contrast to the mild weather conditions experienced in the comparable quarter in 1995.

     Operating profit for the period increased by $291 million, or 22.9%, as a result of the 1995 restructuring charge. Exclusive of the charge, operating profit for the period decreased by $81 million, or 4.9% as a result of the proportionally higher operating costs.

     Income before income taxes ("pre-tax income") increased by $298 million, or 24.8%. Domestic pre-tax income amounted to $1.621 billion, an increase of $249 million, or 18.1% over the corresponding period of the previous year, inclusive of the restructuring charge.

     The international pre-tax loss decreased by $49 million, or 28.9%, to $121 million for the first nine months of 1996.

     The international pre-tax loss attributable to the foreign domestic operations increased by $9 million, or 7.3%. Export operations improved by $58 million over 1995, resulting in a moderate pre-tax profit. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on European and U.S. exports. Export volume increased by 17.2% and 26.3% for international and U.S. origin, export shipments, respectively. As noted previously in the discussion for the third quarter, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future, despite the continued improvement of the export operations.

     Net income increased by $175 million, or 24.1%, over the corresponding period of the prior year primarily as a result of the restructuring charge incurred during 1995.

     The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into four financing transactions through the first nine months of 1996 and is continuing to examine other favorable alternatives. In January, 1996, UPS issued $200 million of 5.5% Eurobond notes which are due January 1999. In April, 1996, UPS issued $166 million of 3.25% Swiss Franc notes which are due in October 1999. In August and September of 1996, UPS entered into two capital lease transactions which provided $143 million for the acquisition of aircraft at favorable rates.

     In June, 1996, UPS established a $500 million European medium-term note program. Under this program UPS may, from time to time, issue notes denominated in any currency. In addition, the Company filed a shelf registration in July, 1996, which enables UPS to issue notes up to $300 million in the United States. Under the combined programs, the Company currently does not plan to exceed $500 million in borrowings.

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



























Date:   November 13, 1996