Form 10-K405
period 1996-12-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1997-03-28
CIK 809697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-4714

                    UNITED PARCEL SERVICE OF AMERICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              95-1732075
       (State or other jurisdiction             (I.R.S. Employer ID. No.)
    of incorporation or organization)

         55 GLENLAKE PARKWAY, NE                          30328
             ATLANTA, GEORGIA                          (Zip Code)
 (Address of principal executive office)

                                (404) 828-6000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                             NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS    ON WHICH REGISTERED
       -------------------   ---------------------
         None                        None

                               ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $29.75, the price per share at which the registrant expressed its willingness to purchase its shares from shareowners wishing to sell their shares on February 28, 1997, was $15,137,212,811.

  The number of shares of United Parcel Service of America, Inc. Common Stock issued as of February 28, 1997 was 570,000,000. The number of shares of United Parcel Service of America, Inc. Common Stock subject to the UPS Managers Trust and the UPS Employees Stock Trust issued, as of February 28, 1997, was 330,959,100.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 8, 1997 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  United Parcel Service of America, Inc. ("UPS"), through its subsidiaries, provides specialized transportation and logistics services, primarily through the pickup and delivery of packages and documents. Service is offered throughout the United States and over 200 other countries and territories around the globe. In terms of both revenue and volume, UPS is the largest package distribution company in the world, with revenues of over $22 billion in 1996 generated by the delivery of more than three billion packages and documents. UPS provides a daily pickup service for over 1.4 million customers.

  With minor exceptions, UPS Common Stock, $.10 par value per share (the "Common Stock"), is owned by or held for the benefit of its active employees and their families, former employees and their estates or heirs, charitable foundations established by UPS founders and their family members or by other charitable organizations that acquired stock by donations from shareowners or from UPS itself. UPS Common Stock is not listed on a national securities exchange or traded in the organized over-the-counter markets.

  UPS was originally organized in the State of Washington in 1907 and was reincorporated in the State of Delaware in 1930. When used herein, the terms "UPS" and the "Company" refer to United Parcel Service of America, Inc., a Delaware corporation and its subsidiaries.

DELIVERY SERVICE IN THE UNITED STATES

  UPS offers pickup and delivery of packages by means of ground and air transportation throughout the United States. This business accounted for approximately 86.6%, 86.7% and 88.4% of the Company's consolidated revenue in 1996, 1995 and 1994, respectively. For additional financial information relating to domestic and international operations, see Note 10 to the Consolidated Financial Statements filed herewith.

 Ground Services

  For most of its history, UPS has been engaged primarily in the delivery of packages traveling by means of ground transportation. This service was expanded gradually and today standard ground service is available for interstate and intrastate destinations, serving every address in the 48 contiguous states and intrastate in Alaska and Hawaii. Service is restricted to packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in length and girth combined.

  In addition to its standard ground delivery product, UPS provides a variety of ground shipment options. UPS Hundredweight Service(R) offers discounted contract rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one consignee at one address, with delivery on the same day. Customers can realize significant savings on these shipments compared to regular ground or air service rates. UPS Hundredweight Service reaches all 48 contiguous states. In February 1997 the Company extended the Hundredweight Service to all UPS customers, allowing them to take advantage of the discounted pricing available with UPS Hundredweight Service, but without a contract. UPS GroundSaver(R) is another contract service which offers special rates and services for business-to-business shipments in specified ZIP Codes.

 Domestic Air Services

  UPS provides domestic air delivery throughout the United States, with electronic tracking information available for all these domestic time definite services. The Company's premium express service is UPS Next Day Air(R), which offers guaranteed next business day delivery by 10:30 a.m. to more than 75% of the United States population, and delivery by noon to areas covering an additional 14%. Saturday delivery is offered for UPS Next Day Air shipments to most areas of the country for an additional fee.

  UPS Next Day Air Early A.M.(R) service guarantees next day delivery of packages and documents by 8:00 or 8:30 a.m. to approximately 1,400 cities nationwide. UPS Next Day Air Early A.M. service is available from virtually all overnight shipping locations coast to coast. In addition, UPS Next Day Air SaverSM offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations in the contiguous United States and by the end of the day to residential destinations.

  UPS offers three options for customers who desire less expensive guaranteed delivery services. UPS 2nd Day Air A.M.(TM) provides guaranteed delivery of packages and documents by noon of the second business day, UPS 2nd Day Air(R) provides guaranteed delivery of packages and documents in two business days and UPS 3 Day Select(R) provides guaranteed delivery in three business days. Developed primarily for longer distance customers who need time-definite delivery and higher levels of information, UPS 3 Day Select is priced between traditional ground and air express services.

  UPS SonicAir(R) service offers same-day or "next flight out" delivery service to virtually any location in the continental United States from delivery pickup locations in the United States, as well as to many international business centers. Same day and logistics services, including critical parts warehousing, are available through UPS SonicAir service 24 hours a day, 365 days a year.

  To support its growth, in 1996 UPS continued to invest in new equipment, primarily in the form of additional aircraft and facility expansions. During 1996, UPS took delivery of five Boeing 757-200 freighter aircraft and ten Boeing 767-300 freighter aircraft. UPS also purchased two 747-200 aircraft which will be converted to freighter service and delivered in 1997. See "Properties--Aircraft."

  UPS continues to work on improving its domestic air service through better utilization of its regional air hub network. The Company's domestic regional air hubs are located in Columbia, South Carolina, Philadelphia, Pennsylvania, Dallas, Texas, Rockford, Illinois, and Ontario, California. Louisville, Kentucky is the site of the Company's all-points international air hub, where most of the Company's air volume is processed. The regional air hub in Columbia, South Carolina opened in September 1996. A new regional air hub in Hartford, Connecticut is currently under construction and is expected to commence operations in late 1997. This new facility will include UPS Next Day Air and UPS 2nd Day Air sort operations, and it will process much of UPS's air volume originating in New England.

INTERNATIONAL DELIVERY SERVICE

  UPS offers guaranteed overnight delivery to more than 200 countries and territories worldwide. Foreign domestic and export business accounted for approximately 13.4%, 13.3%, and 11.6% of consolidated revenues in 1996, 1995 and 1994, respectively. For additional financial information relating to domestic and foreign operations, see Note 10 to the Consolidated Financial Statements filed herewith.

  Throughout 1996, UPS continued to develop its global delivery and logistics network. In September 1996, UPS launched a complete portfolio of services across major European countries that was designed to provide a uniform service offering. This new portfolio replaced the variety of services that were previously available in the individual countries and includes guaranteed 8:30 a.m. and 10:30 a.m. next-business day delivery to major cities, as well as scheduled day-definite ground service.

  UPS Worldwide Express provides door-to-door custom-cleared delivery to over 200 countries and territories. This service includes guaranteed overnight delivery of documents from major U.S. cities to many international business centers and guaranteed second business day delivery by 10:30 A.M. for packages to over 280 cities in Europe. Shipments to other destinations via UPS Worldwide Express are generally delivered in two business days. UPS Worldwide Express Plus complements the regular express service by providing guaranteed early morning delivery options from international locations to major cities around the world and on March 31, 1997, the Company plans to extend this service by providing guaranteed early morning second day delivery from the United States to over 150 cities in Europe.

  UPS also offers UPS Worldwide Expedited. This service is an alternative to traditional air freight and is designed to meet customers' requirements for their routine shipments that do not require overnight or express delivery. Shipments to Mexico and Canada are delivered in three business days and shipments to most major destinations in Europe and Asia are generally delivered in four business days. Both UPS Worldwide Express and Worldwide Expedited services are offered between many international locations and from international locations to the United States, though the time and delivery guarantees provided from the international locations may vary from country to country.

  UPS Standard service is offered between the United States and Canada and between European Union countries. Standard service is a door to door, time-definite ground service offering full tracking capabilities. UPS SonicAir service also provides international deliveries with a next-flight-out service for urgent letters and packages. This service generally provides 24 hour delivery service to more than 180 countries.

  The Company has a European air hub in Cologne, Germany and has recently established an Asian-Pacific air hub in Taipei, Taiwan. This facility is under construction and is expected to commence operations in 1997.

OTHER SERVICES

  UPS offers customized services for certain types of customers or even a single customer, such as Consignee Billing and Delivery Confirmation. Consignee Billing was designed for customers who receive large amounts of merchandise from a number of vendors. UPS bills these consignee customers directly for the shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. Electronic tracking of all Consignee Billing packages is offered, as well as on-demand pick up service for return shipments. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries. Immediate confirmation is provided upon request. Delivery Confirmation is available throughout the United States and Puerto Rico.

  UPS GroundTracSM service electronically tracks ground packages so that UPS's customers can receive immediate information about the status of their packages while in transit. With the introduction of in-vehicle data transmission capabilities, this service enables customers in the United States, Canada and Germany to receive verification of deliveries within minutes after they are completed. Shippers can also access tracking information 24 hours a day, seven days a week, by telephone or through the UPS OnLine(TM) tracking software, which enables customers to track and trace their own packages via telecommunications links with the Company's electronic data systems. The UPS OnLine shipping system further assists customers in managing their shipping operations by automating a customer's shipping room with features such as automatic zoning, rating and printing of address labels, pickup records and shipping reports. In addition, the UPS Worldwide Web site permits customers to access tracking and shipping information, request pick-up service and locate drop-off locations.

RATES

  During the first quarter of 1997, rates for standard ground shipments were increased an average of 3.4% for commercial deliveries and 4.3% for residential deliveries. Rates for UPS Next Day Air and UPS 2nd Day Air each increased approximately 3.9% in 1996. Rates for UPS 3 Day Select also increased approximately 3.9% in 1996. All increases were limited to deliveries within the continental United States.

  Rates for international shipments originating in the United States were increased 2.6% for UPS Worldwide Express and 4.9% for UPS Worldwide Expedited. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market. Rates for UPS Standard service to Canada did not change.

COMPETITION

  UPS is the largest package distribution company in the world, in terms of both revenue and volume. UPS also offers a broad array of services in the package delivery industry, and therefore competes with many companies and services on a local, regional, national and international basis. These include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others.

  Competition is increasingly based on the ability of carriers to offer highly reliable, customized delivery solutions, rich with information, at competitive prices. UPS endeavors to attract customers by offering value-added services such as delivery guarantees, tracking services and performance reports. In recent years, the Company has directed a large portion of its resources to compete for higher revenue, "premium" service packages and documents (such as UPS Next Day Air, UPS 2nd Day Air, UPS 3 Day Select and UPS Worldwide Express) as well as for commercial, or "business-to-business" packages. However, UPS still values and competes intensely for residential delivery volume.

REGULATION

  Pursuant to the Federal Aviation Act of 1958, as amended, both the Department of Transportation (the "DOT") and the Federal Aviation
Administration (the "FAA") regulate air transportation services.

  The DOT's authority relates primarily to economic aspects of air transportation, such as discriminatory pricing, non-competitive practices, interlocking relations or cooperative agreements. The DOT also regulates, subject to the authority of the President of the United States, international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of United States air carriers abroad.

  The FAA's authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. UPS was granted an operating certificate by the FAA in 1988 which remains in effect so long as UPS meets the operational requirements of the Federal Aviation Regulations.

  The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft which have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Total expenditures under these programs for 1996 were approximately $14 million. Each of these programs requires that UPS make periodic inspections of its aircraft. These inspections may result in a determination that additional repairs are required under these programs. Hence, the future cost of such repairs pursuant to the programs may fluctuate.

  Until January 1, 1995, ground transportation of packages by UPS in the United States was subject to regulation by the Interstate Commerce Commission (the "ICC") and by various state regulatory agencies when such transportation was pursuant to common carrier certificates and contract carrier permits issued by the ICC and state agencies. After January 1, 1995, all state regulation of rates, routes and services was declared preempted by federal legislation, for both integrated intermodal carriers and motor carriers. However, UPS remains subject to the jurisdiction of the DOT, the department into which the ICC was merged in January 1996, with respect to the regulation of rates, routes and services, while the states maintain regulation over such areas as safety, insurance and hazardous materials. UPS is subject to similar regulation in many foreign jurisdictions.

POSTAL RATE PROCEEDINGS

  The Postal Reorganization Act of 1970 (the "Act") created the Postal Service as an independent establishment of the executive branch of the Federal Government and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission (the "Commission"). UPS believes that the Postal Service consistently attempts to set rates for its monopoly services, particularly First Class letter mail, above the cost of providing such services and uses the excess revenues to subsidize its expedited, parcel, international, and other competitive services. Therefore, UPS participates in the postal rate proceedings before the Commission in an attempt to secure fair postal rates for competitive services.

  On February 21, 1997, the Postal Service filed a request for a recommended decision on parcel classifications and rates with the Commission. On February 27, UPS filed a notice of intervention with the Commission.

  A bill that would result in significant amendments to the Act has been introduced in the United States House of Representatives. If adopted as currently written, the bill would introduce a form of rate-cap regulation of monopoly services, loosen regulation of competitive services and, for certain matters, strengthen the powers of the Commission.

OTHER OPERATIONS

  Several of the Company's other operations have been grouped together under a new company, UPS Logistics Group, Inc. ("Logistics Group"), which was formed in early 1996. Logistics Group is the parent company for six subsidiaries that encompass the core of these operations.

  UPS Worldwide Logistics, Inc. ("Worldwide Logistics"), a subsidiary of the Logistics Group, is a third-party provider of supply chain management solutions for a number of industries, including high-tech, telecommunications, apparel, automotive, and electronics. Worldwide Logistics designs and operates basic inventory, warehouse, and transportation management services, as well as complex integrated logistics services for its customers' inbound, outbound, and international logistics needs. Worldwide Logistics operates warehouses in the United States and Mexico, Singapore, Hong Kong, Japan, Netherlands and Germany, using state of the art information systems that reduce customers' distribution and capital costs.

  UPS Truck Leasing, Inc. ("UPS Truck Leasing"), a subsidiary of the Logistics Group, rents and leases trucks and tractors to commercial users under full-service rental agreements. As of December 31, 1996, UPS Truck Leasing had 43 facilities and a fleet of 4,504 vehicles. The other companies in the Logistics Group include: Roadnet Technologies, Inc., a route scheduling software developer; Diversified Trimodal, Inc., also known as Martrac, which transports produce and other commodities in temperature-controlled trailers over railroads; SonicAir, Inc. which provides same day and next-flight-out delivery services and critical parts warehousing; and Worldwide Dedicated Services, Inc., which provides dedicated contract carrier services.

ENVIRONMENTAL REGULATION

  In 1989, regulations were adopted pursuant to the Resource Conservation and Recovery Act, which required owners and operators of underground storage tanks ("USTs") to test, upgrade and/or replace their USTs on a rolling schedule of deadlines through 1998. As of December 1994, UPS substantially completed this project ahead of the mandated Environmental Protection Agency ("EPA") schedule.

  The Clean Air Act Amendments of 1990 require a ten-year phase in of alternative fuel vehicles by fleets in the urban areas with the worst air quality problems. UPS began a project in 1989 using clean compressed natural gas ("CNG") as a fuel in the package cars. By the end of 1996, more than 600 package cars were running on CNG in various cities. The EPA's final rules under the Clean Air Act Amendments of 1990 established regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The regulations exempt clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, such as truck bans and time-of-day restrictions. The regulations also permit the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.

  All of the aircraft owned by UPS meet Stage III federal noise regulations. For additional information regarding compliance with such regulations, see
Item 2, "Properties--Aircraft."

EMPLOYEES

  As of January 31, 1997, the Company employed approximately 336,000 employees. Approximately 104,000 full-time and 159,000 part-time employees are represented by various labor unions, primarily the International Brotherhood of Teamsters ("IBT"). UPS and the IBT are parties to a Master Agreement. The current agreement with the IBT expires on July 31, 1997 and will be renegotiated later this year. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

  Listed below is certain information relating to the executive officers and management of UPS.

                                                   PRINCIPAL OCCUPATION
                                                  AND EMPLOYMENT DURING
          NAME AND OFFICE             AGE      AT LEAST THE LAST FIVE YEARS
          ---------------             --- --------------------------------------
John W. Alden.......................   55 Director (1988 to present), Vice
 Vice Chairman, Senior Vice               Chairman of the Board (November 1996
 President and Director                   to present), Senior Vice President and
                                          Business Development Group Manager
                                          (1986 to present)
Robert J. Clanin....................   53 Director (1996 to present), Senior
 Senior Vice President, Treasurer,        Vice President, Treasurer and Chief
 Chief Financial Officer and              Financial Officer (1994 to present),
 Director                                 Finance Manager (1990 to 1994)
Michael L. Eskew....................   47 Senior Vice President (1996 to
 Senior Vice President                    present), Engineering Group Manager
                                          (1996 to present), Corporate
                                          Industrial Engineering Manager (1993
                                          to 1996), District Manager (1991 to
                                          1993)
James P. Kelly......................   53 Director (1991 to present), Chairman
 Chairman of the Board, Chief             of the Board and Chief Executive
 Executive Officer and Director           Officer (January 1997 to present),
                                          Vice Chairman (1996), Executive Vice
                                          President (1994 to December 1996),
                                          Chief Operating Officer (1992 to
                                          December 1996), USA Operations Manager
                                          (1990 to 1992)
Kenneth W. Lacy.....................   47 Senior Vice President (1996 to
 Senior Vice President                    present), Corporate Information
                                          Services Manager (1996 to present),
                                          Vice President Information Services
                                          (1994 to 1996), Corporate Controller
                                          (1992 to 1994), Financial Manager
                                          (1989 to 1992).
Joseph R. Moderow...................   48 Director (1988 to present), Senior
 Senior Vice President, Secretary,        Vice President and Secretary (1986 to
 General Counsel and Director             present), Legal and Public Affairs
                                          Group Manager (1989 to present)
Kent C. Nelson......................   59 Director (1983 to present), Chairman
 Director and Former Chairman of the      of the Board and Chief Executive
 Board and Chief Executive Officer        Officer (1989 to 1996)
Joseph M. Pyne......................   49 Senior Vice President (1996 to
 Senior Vice President                    present), Corporate Marketing Manager
                                          (1996 to present), Vice President
                                          Marketing (1995 to 1996), National
                                          Marketing Planning Manager (1989 to
                                          1995)
Charles L. Schaffer.................   51 Director (1992 to present), Senior
 Senior Vice President and Director       Vice President (1990 to present), USA
                                          Operations Manager (1996 to present),
                                          Engineering Group Manager (1990 to
                                          1996)

                                      PRINCIPAL OCCUPATION
                                     AND EMPLOYMENT DURING
    NAME AND OFFICE      AGE      AT LEAST THE LAST FIVE YEARS
    ---------------      --- --------------------------------------
Edward L. Schroeder.....  55 Senior Vice President (1993 to
 Senior Vice President       present), International Operations
                             Coordinator (1993 to present), Region
                             Manager (1988 to 1993)
Lea N. Soupata..........  46 Senior Vice President (December 1995
 Senior Vice President       to present), Corporate Human Resources
                             Manager (1995 to present), Vice
                             President (1994 to 1995), District
                             Manager (1990-1994)
Calvin E. Tyler, Jr. ...  54 Director (1991 to present), Senior
 Senior Vice President       Vice President (1988 to present), USA
 and Director                Operations Manager (1991 to present)
Thomas H. Weidemeyer....  49 Senior Vice President (1994 to
 Senior Vice President       present), Corporate Air Operations
                             (1994 to present), Airline Operation
                             Manager (1990 to 1994)

  Each executive officer of UPS has been elected to serve until the next organizational meeting of the directors of UPS following the annual meeting of shareowners of UPS.

ITEM 2. PROPERTIES

OPERATING FACILITIES

  UPS's headquarters are owned and located in Atlanta, Georgia and consist of approximately 735,000 square feet.

  The Company's principal operating facilities are owned and located in New York, New York, Dallas, Texas, Jacksonville, Florida, Denver, Colorado, Earth City, Missouri, Grand Rapids, Michigan, Philadelphia, Pennsylvania and Palatine, Illinois. These operating facilities, having floor spaces which range from 350,000 to 1,000,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. In addition, UPS has constructed a 1.9 million square foot operating facility near Chicago, Illinois, which became operational in 1996 and which is designed to streamline shipments between east and west coast destinations.

  UPS also owns approximately 650 operating facilities and leases approximately 900 other operating facilities throughout the territories it serves. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing UPS vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

  The Company's aircraft are operated in a hub and spokes pattern in the United States. The Company's principal air hub in the United States is located in Louisville, Kentucky, with regional air hubs in Columbia, South Carolina, Philadelphia, Pennsylvania, Dallas, Texas, Rockford, Illinois and Ontario, California. These hubs house facilities for the sorting, transfer and delivery of packages. The Louisville, Kentucky hub handles the largest volume of packages for air delivery in the United States. The regional air hub in Columbia, South Carolina commenced operations in September 1996. A new regional air hub in Hartford, Connecticut is currently under construction and is expected to commence operations in late 1997. The Company's European air hub is located in Cologne, Germany, and has recently established an Asian-Pacific air hub in Taipei, Taiwan. This facility is under construction and is expected to commence operations in 1997.

  UPS's computer operations are consolidated in an approximately 435,000 square foot leased facility, the Ramapo Ridge facility, which is located on a 39 acre site in Mahwah, New Jersey. The facility can accommodate further expansions of up to 27,000 square feet. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. UPS also owns a 160,000 square foot facility located on a 25 acre site in the Atlanta, Georgia area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides certain production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps the Company to meet certain communication needs.

AIRCRAFT

  UPS currently operates, either directly or by charter, a fleet of 529 aircraft. UPS's fleet as of December 31, 1996 consisted of the following aircraft:

                                                                       NUMBER
                                                              NUMBER LEASED FROM
       DESCRIPTION                                            OWNED    OTHERS
       -----------                                            ------ -----------
   McDonnell Douglas DC-8-71.................................   23         0
   McDonnell Douglas DC-8-73.................................   26         0
   Boeing 727-100............................................   51         0
   Boeing 727-200............................................   10         0
   Boeing 747-100............................................   12         0
   Boeing 747-200............................................    2         0
   Boeing 757-200............................................   45        15
   Boeing 767-300............................................   11         4
   Other.....................................................    0       330
                                                               ---       ---
     Total...................................................  180       349

  An inventory of spare engines and parts is maintained for each aircraft.

  All of UPS's DC-8-71's, DC-8-73's, Boeing 727's, Boeing 747's, Boeing 757-200's and Boeing 767-300's meet Stage III federal noise regulations. UPS replaced the three engines on all Boeing 727-100 aircraft with new, quieter engines. These re-engined Boeing 727-100's meet Stage III federal noise regulations and allow UPS to operate at airports with aircraft noise restrictions. UPS has also completed engine modifications for each of its eight Boeing 727-200 aircraft to achieve Stage III noise compliance. UPS became the first major airline to operate a 100% Stage III fleet more than three years in advance of federal regulations.

  UPS has purchased two Boeing 747-200 passenger aircraft which are currently being modified to a cargo configuration. The conversion of these two aircraft should be completed and the aircraft will begin revenue operations in the first half of 1997. By way of a like kind exchange, UPS disposed of eleven expediter aircraft in exchange for two Boeing 727-200's. These two aircraft were subsequently leased to a third party operator.

  During 1996, UPS began modification of two Boeing 727-100 aircraft from freighter to quick change configuration. This quick change system allows UPS to operate the modified aircraft as freighters during the week and as passenger aircraft over the weekend. Certification of the modification was received in early 1997 and passenger charter operations began during the first quarter of 1997. These charters will be evaluated and additional Boeing 727-100 aircraft may be modified to this quick change configuration.

  During 1996, UPS took delivery of five Boeing 757-200 and ten Boeing 767-300 aircraft. UPS is currently scheduled to take delivery of ten Boeing 757-200 and seven Boeing 767-300 aircraft in 1997. In addition, UPS has firm commitments to purchase five Boeing 757-200 and eight Boeing 767-300 aircraft for delivery during 1998 and 1999. If additional aircraft are required, UPS has options for the purchase of 31 Boeing 757-200 and 30 Boeing 767-300 aircraft for delivery between 1999 and 2008.

VEHICLES

  UPS owns and operates a fleet of approximately 156,000 vehicles and leases approximately 3,500 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including approximately 1,400 temperature-controlled trailers owned by Martrac and approximately 4,500 vehicles owned by UPS Truck Leasing.

  UPS management believes that the above facilities, aircraft and vehicles are adequate to support the Company's operations over the next year.

ITEM 3. LEGAL PROCEEDINGS

  UPS is a defendant in various lawsuits that arise in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

  During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which reinsures excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of inconsistent theories and ranges from $8 million to $35 million of tax, plus penalties and interest, for 1984.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  UPS is authorized to issue 900,000,000 shares of common stock, $.10 par value per share, of which 570,000,000 shares were issued (including those shares held by UPS for distribution in connection with its stock plans) as of February 28, 1997. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock are issued or outstanding.

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

  UPS, from time to time, has waived and may in the future waive its right of first refusal to purchase its shares in order to permit eligible employees to purchase shares at the same price as UPS was willing to pay. The grant of waivers has been and will continue to be affected by the Company's needs for purposes of the UPS Managers Incentive Plan, the UPS 1991 Stock Option Plan (the "1991 Plan") and the UPS 1996 Stock Option Plan (the "1996 Plan" and, together with the 1991 Plan, the "Plans") and other corporate purposes. Persons who purchase shares in this manner are required to deposit them in the UPS Managers Stock Trust or the UPS Employees Stock Trust.

  UPS notifies its shareowners periodically of its willingness to purchase shares at specified prices determined by the Board of Directors, in the event that shareowners wish to sell their shares. During 1996, UPS purchased 22,169,448 shares at an aggregate purchase price of approximately $615 million.

  In determining the prices at which UPS is willing to purchase shares, the Board considers a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS Common Stock to debt of UPS, other factors affecting the business and long-range prospects of UPS, and general economic conditions, as well as opinions furnished from time to time by investment counselors, each acting independently, as to the value of the UPS shares.

  In its determination of the prices to be paid for UPS stock, the Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and of publicly held companies, but its decisions have been based primarily on the judgment of the Board of Directors as to the long-range prospects of UPS rather than what the Board considers to be the short-range trends relating to UPS or to the values of securities generally. Thus, for example, the Board has not given substantial weight to short-term variations in average price-earnings ratios of publicly traded securities, which at times have been considerably higher, and at other times considerably lower, than those at which UPS has offered to purchase its shares. However, the Board's decision as to prices does take into account factors affecting generally the market prices of publicly traded securities, and prolonged changes in those prices could have an effect on the prices offered by UPS.

  One factor in determining the prices at which securities trade in the organized securities markets is that of supply and demand. When demand is high in relation to the shares which investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to the shares being sold.

  To date, the UPS Board of Directors has not given significant weight to supply and demand considerations in determining the price to be paid by UPS for its shares. UPS has a need for some of its shares which it has been able to acquire for purposes of awards under the Plans, and eligible employees have purchased some of the other available shares. When the number of shares acquired by UPS exceeds the number needed for these purposes within a reasonable period, the excess shares are reclassified as authorized and unissued shares by UPS.

  UPS intends to continue its policy of purchasing a limited number of shares when offered by shareowners. However, there can be no assurance of continuation of that policy. The feasibility of purchases by UPS and the prices at which shares can be purchased are both subject to the continued maintenance by UPS of satisfactory earnings and financial condition. Hence, both the salability of UPS shares and the prices at which they can be sold would be adversely affected by a continuous decline of UPS's earnings or by unfavorable changes in its financial position and might be adversely affected by decisions of shareowners to sell considerably more shares than the Board considers necessary for the ultimate purpose of making awards under the Plans.

  The prices at which UPS has published notices of its willingness to purchase shares of Common Stock since January 1995 are as follows:

   DATES                                                                 PRICE
   -----                                                                 ------
   1995
   January 1 to February 15............................................. $23.50
   February 16 to May 24................................................ $23.75
   May 25 to August 23.................................................. $24.50
   August 24 to November 15............................................. $25.25
   November 16 to February 14, 1996..................................... $26.25
   1996
   February 15 to May 22................................................ $27.00
   May 23 to August 21.................................................. $27.75
   August 22 to November 14............................................. $28.25
   November 15 to February 12, 1997..................................... $29.25

  On February 13, 1997, UPS expressed its willingness to purchase shares at $29.75 per share, which is still the price at the date of this report.

  In January 1997, UPS distributed an aggregate of 6,271,907 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 26,428 employees at a managerial or supervisory level. In January 1996, it distributed an aggregate of 6,301,427 shares of UPS Common Stock under that Plan to a total of 27,223 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus, dated January 24, 1995, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act"). However, the shares awarded were registered under the 1933 Act to permit resales of the shares.

  During 1996, 1,573,462 shares of UPS Common Stock were distributed to 2,222 management employees upon the exercise of stock options granted to them by UPS under the 1991 Plan. On December 31, 1996, 86,744 active employees owned approximately 180 million shares of UPS Common Stock. This included 59,874 non-management employees holding over 15.2 million shares. The offering to UPS managers and supervisors has been previously described in a UPS Registration Statement on Form S-3, which became effective in August 1994 and the offering to non-management employees has been previously described in a UPS Registration Statement on Form S-8, which became effective on August 28, 1995. The shares issued upon exercise of the options and the shares purchased pursuant to these offerings are subject to the UPS Managers Stock Trust, as amended and restated, or the UPS Employees Stock Trust.

  Shares of UPS Common Stock issued to employees under the Plans and most other shares of UPS Common Stock owned by UPS employees are held subject to the UPS Managers Stock Trust, as amended and restated, or the UPS Employees Stock Trust (the "Trusts"). First Union National Bank ("First Union"), serves as trustee under the Trusts. The Trust agreements give UPS the right to purchase the shares of UPS Common Stock of members deposited in the Trusts at their fair market value, as defined, when the member retires, dies or ceases to be an employee of UPS, or when the member requests the withdrawal of shares from a Trust. Fair market value is defined as the fair market value of the shares at the time of the sale, or in the event of differences of opinion as to value, the average price per share of all shares of UPS Common Stock sold during the 12 months preceding the sale involved. If at the time a member ceases to be an employee of UPS, and 1,000 or more shares are held for the benefit of such member and his or her transferees under the Trusts, UPS may, beginning in June of the calendar year next succeeding the year of termination of employment, purchase at any time and from time to time a cumulative annual amount of up to 10% of the 1,000 or more shares held for the benefit of the member and his or her transferees, unless the member requests withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. If less than 1,000 shares are held for the benefit of a member and his or her transferees under the Trusts, UPS may purchase all or part of the shares beneficially owned at any time, subject to the member's right to request withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. UPS is also entitled to purchase shares of UPS Common Stock held under the Trusts after receipt of a request from the member to release the shares from the Trust and upon occurrence of several other enumerated events. In the event UPS fails to elect to purchase the shares and to deliver the purchase price therefor within the prescribed periods, the member would become entitled, upon request, to the delivery of the shares of UPS Common Stock free and clear of the Trusts, unless the purchase period has been extended by agreement of UPS and such member.

  Members of the Trusts are entitled to the dividends on shares of UPS Common Stock held for their accounts (except that stock dividends are added to the shares held by the Trustee for the benefit of the individual members), to direct the Trustee as to how the shares held for their benefit are to be voted and to request proxies from the Trustee to vote shares held for their accounts.

  In January 1997, UPS paid a cash dividend of $0.35 a share. During the fiscal year ended December 31, 1996, UPS paid cash dividends of $0.32 a share in January 1996 and $0.33 in June 1996. During the fiscal year ended December 31, 1995, UPS paid a cash dividend of $.30 a share in January 1995 and $.32 in June 1995.

  Shareowners are entitled to such dividends as are declared by the Board of Directors. The policy of the UPS Board of Directors is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Loan agreements, to which UPS is a party, limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000, (ii) 66 2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1996, UPS had approximately $1.3 billion not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

  As of February 28, 1997, there were 2,872 record holders of equity securities of UPS. Saul & Co. is the record holder of all the shares of Common Stock subject to the UPS Managers Stock Trust and the UPS Employees Stock Trust (the "Trusts"). As of February 28, 1997, there were 126,247 beneficial owners of shares of common stock subject to the Trusts.

ITEM 6. SELECTED FINANCIAL DATA

                                       YEARS ENDED DECEMBER 31,
                             ------------------------------------------------
                               1996      1995      1994      1993      1992
                             --------  --------  --------  --------  --------
                                (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
SELECTED INCOME STATEMENT
 DATA
Revenue..................... $ 22,368  $ 21,045  $ 19,576  $ 17,782  $ 16,519
Operating expenses..........  (20,339)  (19,251)  (18,020)  (16,324)  (15,241)
Interest income.............       39        26        13        20        22
Interest expense............      (95)      (77)      (29)      (34)      (42)
Miscellaneous--net..........      (63)      (35)       35       (12)       11
Income taxes................     (764)     (665)     (632)     (622)     (504)
                             --------  --------  --------  --------  --------
Income before cumulative
 effect of a change in
 accounting principle.......    1,146     1,043       943       810       765
Cumulative effect of a
 change in the method of
 accounting for
 postretirement benefits
 other than pensions........      --        --        --        --       (249)
                             --------  --------  --------  --------  --------
Net Income.................. $  1,146  $  1,043  $    943  $    810  $    516
                             ========  ========  ========  ========  ========
% of revenue after
 cumulative effect of a
 change in accounting
 principle..................      5.1%      5.0%      4.8%      4.6%      3.1%
                             ========  ========  ========  ========  ========
Per share amounts:
Income before cumulative
 effect of a change in
 accounting principle....... $   2.01  $   1.83  $   1.63  $   1.40  $   1.29
Cumulative effect of a
 change in the method of
 accounting for
 postretirement benefits
 other than pensions........      --        --        --        --      (0.42)
                             --------  --------  --------  --------  --------
  Net income per share...... $   2.01  $   1.83  $   1.63  $   1.40  $   0.87
                             ========  ========  ========  ========  ========
  Dividends per share....... $   0.68  $   0.64  $   0.55  $   0.50  $   0.50
                             ========  ========  ========  ========  ========
                                             DECEMBER 31,
                             ------------------------------------------------
                               1996      1995      1994      1993      1992
                             --------  --------  --------  --------  --------
                                            (IN MILLIONS)
SELECTED BALANCE SHEET DATA
Working capital............. $  1,097  $    261  $    120  $      4  $     62
                             ========  ========  ========  ========  ========
Long-term debt.............. $  2,573  $  1,729  $  1,127  $    852  $    862
                             ========  ========  ========  ========  ========
Total assets................ $ 14,954  $ 12,645  $ 11,182  $  9,574  $  9,038
                             ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

 1996 Compared to 1995

  Revenue increased $1.323 billion, or 6.3%, during 1996 compared to 1995. For 1996, domestic revenue totaled $19.376 billion, an increase of $1.133 billion, or 6.2%, over 1995 and international revenue totaled $2.992 billion, an increase of $190 million, or 6.8%, over 1995.

  Domestic revenue increased as a result of first quarter rate increases and higher volume, which was up 1.9%, and includes a 9.5% increase in higher yielding express packages. During the first quarter of 1996, the Company implemented distance-based pricing for its domestic air express services. This new pricing structure is based on both weight and distance of packages shipped. Under the revised structure, air express rates are geographically defined by ZIP Code. The continental United States is divided into the same seven zones used for UPS standard ground services. Previously, express shipments were priced by weight only, the standard method in the industry. The new structure means that prices for UPS Next Day Air have been reduced by as much as 40% in shorter-distance zones, while prices in longer-distance zones have increased up to 28%.

  In addition, rates for standard ground shipments were increased an average of 2.9% for commercial deliveries and 3.9% for residential deliveries. Rates for the newly zoned UPS Next Day Air and UPS 2nd Day Air services increased approximately 4.9%. Rates for UPS 3-Day Select, already zoned, increased approximately 3.9%. Rates for international shipments originating in the United States were increased 4.9% for UPS Worldwide Express, 6.9% for UPS Worldwide Expedited and 3.9% for UPS Standard Service to Canada. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market.

  The increase in international revenue was primarily attributable to a 16.1% revenue growth in export operations over the corresponding year. Export revenues increased primarily as a result of higher volume, which was up 20.1%. Foreign domestic revenues decreased by 6.8% primarily due to volume reductions of 5% and changes in currency exchange rates. The decreases in foreign domestic volume are a result of the Company's efforts to improve profitability by increasing revenue yields on these products.

  Operating expenses increased by $1.088 billion, or 5.7%. In 1995, operating expenses included a one-time charge of $372 million for a voluntary early retirement and severance program for certain, primarily management, employees ("restructuring charge"). Excluding this restructuring charge, operating expenses increased 7.7% resulting in a deterioration in the operating ratio from 89.7 during 1995 to 90.9 during 1996. The deterioration of the operating ratio resulted primarily from increases in depreciation and amortization, labor costs, fuel costs, advertising costs, purchased transportation and customer supplies, as well as severe weather conditions during the first quarter of 1996, which disrupted both air and ground operations. This is in contrast to the mild weather conditions experienced in the comparable quarter in 1995. The Company's labor agreement with the Teamsters Union expires in mid-1997 and will be renegotiated during the year.

  Operating profit for 1996 increased by $235 million, or 13.1%, as a result of the 1995 restructuring charge. Exclusive of the charge, operating profit for the year decreased by $137 million, or 6.3%, as a result of the proportionally higher operating costs.

  Income before income taxes ("pre-tax income") increased by $202 million, or 11.8%. Domestic pre-tax income amounted to $2.111 billion, an increase of $191 million, or 10.0%, over 1995, inclusive of the restructuring charge. The international pre-tax loss decreased by $11 million, or 5.2%, to $201 million for 1996. International operations were affected by several major business initiatives during 1996. First, the Company implemented a pan-European product relaunch, in September 1996, that affected both export and foreign domestic operations. This relaunch was designed to provide a uniform portfolio of pan-European services including guaranteed next-day delivery for domestic and transborder shipments as well as comprehensive package tracking capabilities for all levels of service.

  In order to meet the strategic objectives of the pan-European product relaunch, the Company decided to combine the Europe and Central Europe regional headquarters from the United Kingdom and Germany, respectively, to Belgium. Finally, as noted above, the Company redirected certain foreign domestic operations toward higher yielding volume while shedding less profitable freight business. This created a situation where the volume reductions occurred faster than the related cost reductions, resulting in higher foreign domestic losses.

  The international pre-tax loss attributable to the foreign domestic operations increased by $33 million, or 21.1%, primarily due to the issues discussed above and costs of related staffing reductions.

  The pre-tax loss associated with export operations improved by $44 million, or 78.4%, over 1995. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on European and U.S. exports despite the increased costs previously discussed.

  Export volume increased by 18.0% and 24.2% for international and U.S. origin export shipments, respectively. Despite the continued improvement of the export operations, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

  Net income increased by $103 million, or 9.9%. This increase resulted primarily from the restructuring charge incurred during 1995, offset by proportionately higher operating costs in 1996.

 1995 Compared to 1994

  Revenue increased $1.469 billion, or 7.5%, during 1995 compared to 1994. For 1995, domestic revenue totaled $18.243 billion, an increase of $945 million, or 5.5%, over 1994 and international revenue totaled $2.802 billion, an increase of $524 million, or 23.0%, over 1994.

  Domestic revenue increased as a result of higher volume which was up 1.8%, favorable changes in rates and a continuing shift toward higher yielding packages. The volume increase was mainly a result of lower volume during the first quarter of 1994, which was affected by severe weather conditions which disrupted both air and ground operations and a one-day strike in February 1994. During the first quarter of 1995, published rates for domestic ground services for commercial and residential deliveries were increased by 3.9%. Additionally, the published rates for Next Day Air and 2nd Day Air packages each increased by 3.9% and the published rates for Next Day Air and 2nd Day Air letters increased by 4.7% and 4.3%, respectively.

  The increase in international revenue was primarily attributable to higher volume, which was up 11.8% and the effect of stronger foreign currencies. The majority of the increased volume related to higher yielding, export packages.

  Operating expenses increased by $1.231 billion, or 6.8%. Included in this increase is a one-time charge of $372 million for a voluntary early retirement and severance program for certain, primarily management, employees which concluded August 15, 1995 ("restructuring charge"). Excluding this restructuring charge, operating expenses increased only 4.8% resulting in an improvement in the operating ratio, from 92.1 during 1994 to 89.7 during 1995. The improvement in the operating ratio, excluding the restructuring charge, is a function of cost control efforts during 1995 and adverse factors affecting results for the first quarter of 1994, as discussed above. These factors not only affected first quarter 1994 volume, but increased first quarter 1994 operating costs as well. The effect of cost control efforts should be further enhanced as a result of the restructuring.

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

  Ignoring the effect of this one-time charge, domestic pre-tax income would have been up $390 million, or 20.5%, primarily due to higher operating profits. In 1994, domestic pre-tax income included a nonrecurring $46 million gain from the sale of an investment property. The international pre-tax loss decreased by $115 million, or 35.2%, to $212 million for 1995.

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

  Net income increased by $100 million, or 10.6%. This increase resulted primarily from the improved operating profit.

LIQUIDITY AND CAPITAL RESOURCES

  In March 1996, the Board of Directors authorized an increase in the Commercial Paper borrowing limits from $1.0 to $1.5 billion. In June 1996, UPS renegotiated and extended two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring June 9, 1997 and the other June 8, 2001.

  In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into several financing transactions during 1996 and is continuing to examine other favorable alternatives. In January 1996, UPS issued $200 million of 5.5% Eurobond notes which are due in January 1999. In April 1996, UPS issued $166 million of 3.25% Swiss Franc notes which are due in October 1999. During 1996, UPS entered into a series of capital lease transactions which provided $286 million for the acquisition of aircraft at favorable rates.

  In June 1996, UPS established a $500 million European medium-term note program. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. In addition, the Company filed a shelf registration in July 1996, which will enable UPS to issue notes up to $300 million in the United States. Under the combined programs, the Company currently does not plan to exceed $500 million in borrowings. There were no borrowings outstanding under either program at December 31, 1996. In February 1997, UPS issued $165 million of 6.875% Pound Sterling notes which are due in February 2000.

  Management believes that these funds and borrowing programs, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected future short-term and long-term needs for the operation of its business, including anticipated capital expenditures of $2.4 billion for land, buildings, equipment and aircraft in 1997, as well as commitments for aircraft purchases through 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

  The Financial Statements of UPS are filed together with this Report. See the Index to Financial Statements on page F-1 for a list of the Financial Statements filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Directors of UPS is presented under the caption "Election of Directors" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission (the "SEC") before April 30, 1997, and is incorporated herein by reference.

  Information concerning the Company's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information in answer to this Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 1997, which will be filed with the SEC before April 30, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information in answer to this Item 12 is presented under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 1997, which will be filed with the SEC before April 30, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information in answer to this Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 8, 1997, which will be filed with the SEC before April 30, 1997, and is incorporated herein by reference.

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

  None.

  (c) Exhibits required by Item 601 of Regulation S-K.

  See the Exhibit Index beginning on page E-1 for a list of the Exhibits incorporated by reference herein or filed herewith.

                                  SIGNATURES

  PURSUANT TO PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, UNITED PARCEL SERVICE OF AMERICA, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          United Parcel Service of America,
                                           Inc. (Registrant)

                                                    /s/ James P. Kelly
                                          By: _________________________________
                                              James P. Kelly Chairman of the
                                             Board and Chief Executive Officer

Date: March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ John W. Alden            Vice Chairman of the     March 27, 1997
-------------------------------------   Board, Senior Vice
            JOHN W. ALDEN               President and
                                        Director

                                       Director
-------------------------------------
        WILLIAM H. BROWN, III

        /s/ Robert J. Clanin           Senior Vice              March 27, 1997
-------------------------------------   President, Chief
          ROBERT J. CLANIN              Financial Officer,
                                        Treasurer and
                                        Director

                                       Director
-------------------------------------
             CARL KAYSEN

         /s/ James P. Kelly            Chairman of the          March 27, 1997
-------------------------------------   Board, Chief
           JAMES P. KELLY               Executive Officer
                                        and Director

                                       Director
-------------------------------------
          GARY E. MACDOUGAL

              SIGNATURE                         TITLE                DATE

        /s/ Joseph R. Moderow           Senior Vice             March 27, 1997
-------------------------------------    President,
          JOSEPH R. MODEROW              Secretary, General
                                         Counsel and
                                         Director

         /s/ Kent C. Nelson             Director                March 27, 1997
-------------------------------------
           KENT C. NELSON

                                        Director
-------------------------------------
          VICTOR A. PELSON

                                        Director
-------------------------------------
           JOHN W. ROGERS

       /s/ Charles L. Schaffer          Senior Vice             March 27, 1997
-------------------------------------    President and
         CHARLES L. SCHAFFER             Director

                                        Director
-------------------------------------
          ROBERT M. TEETER

      /s/ Calvin E. Tyler, Jr.          Senior Vice             March 27, 1997
-------------------------------------    President and
        CALVIN E. TYLER, JR.             Director

                    UNITED PARCEL SERVICE OF AMERICA, INC.
                               AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

ITEM 8 -- FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
     Independent Auditors' Report........................................  F-2
     Consolidated balance sheets
     -- December 31, 1996 and 1995.......................................  F-3
     Statements of consolidated income
     -- Years ended December 31, 1996, 1995 and 1994.....................  F-4
     Statements of consolidated shareowners' equity
     -- Years ended December 31, 1996, 1995 and 1994.....................  F-5
     Statements of consolidated cash flows
     -- Years ended December 31, 1996, 1995 and 1994.....................  F-6
     Notes to consolidated financial statements..........................  F-7

ITEM 14(A)(2) -- FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
United Parcel Service of America, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc., and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc., and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE AND TOUCHE LLP

Atlanta, Georgia
February 10, 1997

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                 1996    1995
                                                                ------- -------
                            ASSETS
 Current Assets:
 Cash and short-term investments..............................  $   392 $   211
 Accounts receivable..........................................    2,341   1,925
 Prepaid employee benefit costs...............................      401     285
 Materials, supplies and other prepaid expenses...............      581     393
 Common stock held for stock plans............................      540     413
                                                                ------- -------
   Total Current Assets.......................................    4,255   3,227
                                                                ------- -------
 Property, Plant and Equipment:
 Vehicles.....................................................    3,427   3,141
 Aircraft (including aircraft under capitalized leases).......    5,651   4,634
 Land.........................................................      647     635
 Buildings....................................................    1,415   1,399
 Leasehold improvements.......................................    1,668   1,551
 Plant equipment..............................................    3,670   3,160
 Construction-in-progress.....................................      530     538
                                                                ------- -------
                                                                 17,008  15,058
 Less accumulated depreciation and amortization...............    6,778   6,060
                                                                ------- -------
                                                                 10,230   8,998
 Other Assets.................................................      469     420
                                                                ------- -------
                                                                $14,954 $12,645
                                                                ======= =======
              LIABILITIES AND SHAREOWNERS' EQUITY
 Current Liabilities:
 Accounts payable.............................................  $ 1,155 $ 1,137
 Accrued wages and withholdings...............................    1,201   1,127
 Dividends payable............................................      194     178
 Deferred income taxes........................................      149      87
 Other current liabilities....................................      459     437
                                                                ------- -------
   Total Current Liabilities..................................    3,158   2,966
                                                                ------- -------
 Long-Term Debt (including capitalized lease obligations).....    2,573   1,729
                                                                ------- -------
 Accumulated Postretirement Benefit Obligation, Net...........      841     763
                                                                ------- -------
 Deferred Taxes, Credits and Other Liabilities................    2,481   2,036
                                                                ------- -------
 Shareowners' Equity:
 Preferred stock, no par value, authorized 200,000,000
 shares, none issued..........................................       --      --
 Common stock, par value $.10 per share, authorized
 900,000,000 shares, issued 570,000,000, net of 10,000,000 in
 treasury.....................................................       57      57
 Additional paid-in capital...................................       95      76
 Retained earnings............................................    5,728   4,961
 Cumulative foreign currency adjustments......................       21      57
                                                                ------- -------
                                                                  5,901   5,151
                                                                ------- -------
                                                                $14,954 $12,645
                                                                ======= =======
 Shareowners' Equity Per Share................................  $ 10.35 $  9.04
                                                                ======= =======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                       1996     1995     1994
                                                      -------  -------  -------
 Revenue............................................. $22,368  $21,045  $19,576
                                                      -------  -------  -------
 Operating Expenses:
 Compensation and benefits...........................  13,305   12,401   11,727
 Other...............................................   7,034    6,478    6,293
 Restructuring charge................................      --      372       --
                                                      -------  -------  -------
                                                       20,339   19,251   18,020
                                                      -------  -------  -------
 Operating profit....................................   2,029    1,794    1,556
                                                      -------  -------  -------
 Other Income and (Expense):
 Interest income.....................................      39       26       13
 Interest expense....................................     (95)     (77)     (29)
 Miscellaneous, net..................................     (63)     (35)      35
                                                      -------  -------  -------
                                                         (119)     (86)      19
                                                      -------  -------  -------
 Income Before Income Taxes..........................   1,910    1,708    1,575
 Income Taxes........................................     764      665      632
                                                      -------  -------  -------
   Net Income........................................ $ 1,146  $ 1,043  $   943
                                                      =======  =======  =======
   Net Income Per Share.............................. $  2.01  $  1.83  $  1.63
                                                      =======  =======  =======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              CUMULATIVE
                            COMMON STOCK  ADDITIONAL            FOREIGN      TOTAL
                            -------------  PAID-IN   RETAINED  CURRENCY   SHAREOWNERS'
                            SHARES AMOUNT  CAPITAL   EARNINGS ADJUSTMENTS    EQUITY
                            ------ ------ ---------- -------- ----------- ------------
 Balance, January 1,
 1994....................    580    $58     $ 264     $3,644     $(22)       $3,944
 Net income..............     --     --        --        943       --           943
 Dividends ($.55 per
 share)..................     --     --        --       (310)      --          (310)
 Gain on issuance of com-
 mon stock held for stock
 plans...................     --     --        37         --       --            37
 Exercise of stock op-
 tions...................     --     --        (6)        --       --            (6)
 Foreign currency adjust-
 ments...................     --     --        --         --       39            39
                             ---    ---     -----     ------     ----        ------
 Balance, December 31,
 1994....................    580     58       295      4,277       17         4,647
 Net income..............     --     --        --      1,043       --         1,043
 Dividends ($.64 per
 share)..................     --     --        --       (359)      --          (359)
 Gain on issuance of com-
 mon stock held for stock
 plans...................     --     --        27         --       --            27
 Exercise of stock op-
 tions...................     --     --        (9)        --       --            (9)
 Foreign currency adjust-
 ments...................     --     --        --         --       40            40
 Reclassification of com-
 mon stock...............    (10)    (1)     (237)        --       --          (238)
                             ---    ---     -----     ------     ----        ------
 Balance, December 31,
 1995....................    570     57        76      4,961       57         5,151
 Net income..............     --     --        --      1,146       --         1,146
 Dividends ($.68 per
 share)..................     --     --        --       (379)      --          (379)
 Gain on issuance of com-
 mon stock held for stock
 plans...................     --     --        33         --       --            33
 Exercise of stock op-
 tions...................     --     --       (14)        --       --           (14)
 Foreign currency adjust-
 ments...................     --     --        --         --      (36)          (36)
                             ---    ---     -----     ------     ----        ------
 Balance, December 31,
 1996....................    570    $57     $  95     $5,728     $ 21        $5,901
                             ===    ===     =====     ======     ====        ======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income......................................... $ 1,146  $ 1,043  $   943
 Adjustments to reconcile net income to net cash
 from operating activities:
  Depreciation and amortization.....................     936      866      786
  Postretirement benefits...........................      78       59       70
  Deferred taxes, credits and other.................     488       28       79
  Non-cash restructuring charge.....................      --      338       --
  Changes in assets and liabilities:
   Accounts receivable..............................    (416)    (332)    (433)
   Prepaid employee benefit costs...................    (116)     (57)    (223)
   Materials, supplies and prepaid expenses.........    (196)     (40)      (6)
   Common stock held for stock plans................    (127)     (64)     (66)
   Accounts payable.................................      18       55      353
   Accrued wages and withholdings...................      74       46      162
   Dividends payable................................      16        8       29
   Other current liabilities........................       4        3      (78)
                                                     -------  -------  -------
    Net cash from operating activities..............   1,905    1,953    1,616
                                                     -------  -------  -------
Cash flows from investing activities:
 Capital expenditures...............................  (2,333)  (2,096)  (1,789)
 Disposals of property, plant and equipment.........     155       76      112
 Other asset receipts (payments)....................     (60)     (25)      42
                                                     -------  -------  -------
    Net cash (used in) investing activities.........  (2,238)  (2,045)  (1,635)
                                                     -------  -------  -------
Cash flows from financing activities:
 Proceeds from borrowings...........................   1,345      875      322
 Repayment of borrowings............................    (484)    (273)     (51)
 Reclassification of common stock...................      --     (238)      --
 Dividends paid.....................................    (379)    (359)    (310)
 Other transactions.................................      19       18       30
                                                     -------  -------  -------
    Net cash from (used in) financing activities....     501       23       (9)
                                                     -------  -------  -------
Effect of exchange rate changes on cash.............      13       19        8
                                                     -------  -------  -------
Net increase (decrease) in cash and short-term in-
vestments...........................................     181      (50)     (20)
Cash and short-term investments:
 Beginning of year..................................     211      261      281
                                                     -------  -------  -------
 End of year........................................ $   392  $   211  $   261
                                                     =======  =======  =======
Cash paid during the period for:
 Interest, net of amount capitalized................ $    50  $    49  $    39
                                                     =======  =======  =======
 Income taxes....................................... $   484  $   718  $   662
                                                     =======  =======  =======

                See notes to consolidated financial statements.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

 Property, Plant and Equipment

  Property, plant and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles -- 9 years; Aircraft -- 12 to 20 years; Buildings -- 20 to 40 years; Leasehold Improvements -- lives of leases; Plant Equipment -- 5 to 8 1/3 years.

 Costs in Excess of Net Assets Acquired

  Costs in excess of net assets acquired are amortized over a 10-year period using the straight-line method.

 Income Taxes

  Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The benefit of investment tax credits from the investment in leveraged leases is amortized over the life of the lease.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 Capitalized Interest

  Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $53, $49 and $45 million for 1996, 1995 and 1994, respectively.

 Derivative Instruments

  UPS has entered into interest rate swap agreements, a cross-currency interest exchange agreement and forward currency contracts. All of these agreements relate to the Company's long-term debt and have been entered into for the purposes of reducing UPS's borrowing costs and to protect UPS against adverse changes in foreign currency exchange rates. Any periodic settlement payments are accrued monthly, as either a charge or credit to expense, and are not material to net income. Based on estimates provided by third party investment bankers, the fair value of these agreements is not material to the Company's financial statements.

  The Company also purchases options to reduce the impact of changes in foreign currency rates on its foreign currency purchases and to moderate the impact of major increases in the cost of crude oil on fuel expense. The options are adjusted to fair value at period end based on market quotes and are not material to the Company's financial statements.

  UPS is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, UPS does not anticipate nonperformance by the counterparties. UPS is exposed to market risk based upon changes in interest rates, foreign currency exchange rates and crude oil prices.

 Stock Option Plans

  UPS has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since UPS employee stock options are granted on this basis, the Company does not recognize compensation expense for grants under its plans.

 Changes in Presentation

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. LONG-TERM DEBT AND COMMITMENTS

  Long-term debt, as of December 31, consists of the following (in millions):

                                                                  1996    1995
                                                                 ------  ------
      8.375% debentures, due April 1, 2020 (i).................  $  700  $  700
      Commercial paper (ii)....................................   1,071     858
      Industrial development bonds, Philadelphia Airport facil-
      ities, due December 1, 2015 (iii)........................     100     100
      Capitalized lease obligations (iv).......................     286      --
      5.5% Eurobond notes, due January 4, 1999.................     200      --
      3.25% 200 million Swiss Franc notes, due October 22,
      1999.....................................................     166      --
      Installment notes, mortgages and bonds at various rates
      from 3.0% to 9.3%........................................      68      72
                                                                 ------  ------
                                                                  2,591   1,730
      Less current maturities..................................     (18)     (1)
                                                                 ------  ------
                                                                 $2,573  $1,729
                                                                 ======  ======

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  (i) The debentures are not subject to redemption prior to maturity and are not subject to sinking fund requirements. Interest is payable semi-annually on the first of April and October.

  (ii) The weighted average interest rate on the commercial paper outstanding as of December 31, 1996 and 1995, was 5.6% and 5.7%, respectively. The commercial paper has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. However, the amount of commercial paper outstanding in 1997 is expected to fluctuate. UPS is authorized to borrow up to $1.5 billion under this commercial paper program as of December 31, 1996.

  (iii) The industrial development bonds bear interest at either a daily, variable or fixed rate. The average interest rates for 1996 and 1995 were 3.3% and 3.7%, respectively.

  (iv) During 1996, UPS entered into capitalized lease obligations for certain aircraft which are included in Property, Plant and Equipment at December 31, 1996 as follows (in millions):

       Aircraft........................................................... $287
       Accumulated amortization...........................................   (2)
                                                                           ----
                                                                           $285
                                                                           ====

  The aggregate annual principal payments for the next five years, excluding commercial paper and capitalized leases, are (in millions): 1997 -- $5; 1998 -- $5; 1999 -- $371; 2000 -- $3; and 2001 -- $3.

  Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt is approximately $2.661 billion as of December 31, 1996.

  UPS leases certain aircraft, facilities, equipment and vehicles, under operating leases which expire at various dates through 2035. Total aggregate minimum lease payments under capitalized leases and under operating leases are as follows (in millions):

        YEAR                               CAPITALIZED LEASES OPERATING LEASES
        ----                               ------------------ ----------------
       1997...............................       $  26             $  235
       1998...............................          28                172
       1999...............................          28                128
       2000...............................          28                102
       2001...............................          28                 87
       After 2001.........................         288                644
                                                 -----             ------
       Total minimum lease payments.......         426             $1,368
                                                                   ======
       Less imputed interest..............        (140)
                                                 -----
       Present value of minimum
       capitalized lease payments.........         286
       Less current portion...............         (13)
                                                 -----
       Long-term capitalized lease
       obligations........................       $ 273
                                                 =====

  As of December 31, 1996, UPS has outstanding letters of credit totaling approximately $933 million issued in connection with routine business requirements.

  At December 31, 1996, UPS has commitments outstanding for capital expenditures under purchase orders and contracts of approximately $2.3 billion, of which approximately $1.4 billion is expected to be spent in 1997.

  UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring June 9, 1997 and the other June 8, 2001. At December 31, 1996, there were no outstanding borrowings under these facilities.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  In June 1996, UPS established a $500 million European medium-term note program. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. In addition, the Company filed a shelf registration in July 1996, which will enable UPS to issue notes up to $300 million in the United States. There are no borrowings outstanding under either program at December 31, 1996. In February 1997, UPS issued $165 million of 6.875% Pound Sterling notes which are due in February 2000.

3. COMMON STOCK PER SHARE DATA

  Per share amounts related to income are based on 570,000,000 shares in 1996 and 1995 and 580,000,000 shares in 1994 and include Common Stock Held for Stock Plans.

4. LEGAL PROCEEDINGS

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

5. EMPLOYEE BENEFIT PLANS

  UPS maintains several defined benefit plans (the "Plans"). The Plans are noncontributory and all employees who meet certain minimum age and years of service are eligible, except those covered by certain multi-employer plans provided for under collective bargaining agreements.

  The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans' assets consist primarily of publicly traded stocks and bonds. In addition, the Plans' assets include approximately 10.4 million and 8.6 million shares of UPS common stock at December 31, 1996 and 1995, respectively. The actual earnings on the Plans' assets were $381, $390 and

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
$94 million in 1996, 1995 and 1994, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

  Pension expense, consisting of various component parts, and certain assumptions used during the years ended December 31, are as follows (in millions):

                                                               1996  1995  1994
                                                               ----  ----  ----
 Current year's earned benefit...............................  $117  $ 92  $127
 Interest on projected benefit obligation....................   195   158   153
 Expected earnings on pension plan assets....................  (202) (189) (164)
 Amortization of unrecognized benefit obligation:
 Net obligation at transition date...........................     4     4     4
 Effect of plan benefit amendments...........................    11    12    12
 Net amortization of unrecognized investment gains and
 changes in actuarial assumptions and experience.............     2    (7)    4
                                                               ----  ----  ----
 Provision for pension expense...............................  $127  $ 70  $136
                                                               ====  ====  ====

  Assumptions, reflecting weighted averages across all plans, are as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
Expected long-term rate of earnings on plan assets............ 9.5%   9.5%  9.5%
Weighted average discount rate................................ 8.0%  7.75%  9.0%
Rate of increase in future compensation levels................ 4.0%  4.25% 4.25%

  The following schedule reconciles the funded status of the Plans as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

                                                  PLAN WHOSE    PLANS WHOSE
                                                  ACCUMULATED  ASSETS EXCEED
                                                   BENEFITS     ACCUMULATED
                                                 EXCEED ASSETS   BENEFITS
                                                 ------------- --------------
                                                     1996       1996    1995
                                                 ------------- ------  ------
 Projected benefit obligation:
 Accumulated benefits computed using present
 salary levels:
  Vested........................................     $368      $1,918  $1,818
  Nonvested.....................................        4         441     407
                                                     ----      ------  ------
                                                      372       2,359   2,225
 Additional benefits computed using projected
 salary levels..................................       --         320     340
                                                     ----      ------  ------
   Total projected benefit obligation...........      372       2,679   2,565
 Pension plan assets............................      281       2,768   2,324
                                                     ----      ------  ------
 Difference.....................................      (91)         89    (241)
 Unrecognized net investment gains and changes
 in assumptions used to compute projected
 benefits.......................................       --        (217)     49
 Unrecognized net benefit obligation at
 transition date................................       86          28      31
 Unrecognized projected benefit obligation
 arising from amendments to the retirement
 plan...........................................       --         138     147
 Post-September 30 contributions................        5          --      --
                                                     ----      ------  ------
 Prepaid (accrued) pension cost.................     $ --      $   38  $  (14)
                                                     ====      ======  ======

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for contributions to these plans described above were $651, $574 and $506 million during 1996, 1995 and 1994, respectively.

  UPS sponsors postretirement medical plans that provide health care benefits to its retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company sponsored plan pursuant to collective bargaining. The Company has the right to modify or terminate certain of these plans. Historically, these benefits have been provided to retirees on a noncontributory basis; however, in certain cases, employees are required to contribute towards the cost of the coverage.

  The accumulated postretirement benefit obligation at December 31, is detailed as follows (in millions):

                                                                  1996    1995
                                                                 ------  ------
 Accumulated postretirement benefit obligation:
 Retirees......................................................  $  450  $  453
 Fully eligible active plan participants.......................      70      69
 Other active participants.....................................     576     522
                                                                 ------  ------
                                                                  1,096   1,044
 Plan assets at fair value.....................................     237     203
                                                                 ------  ------
 Accumulated postretirement benefit obligation in excess of
 plan assets...................................................     859     841
 Unrecognized net investment gains and changes in assumptions
 used to compute projected benefits............................     (18)    (78)
                                                                 ------  ------
 Accumulated postretirement benefit obligation, net............  $  841  $  763
                                                                 ======  ======

  Net periodic postretirement benefit cost for the years ended December 31, included the following components (in millions):

                                                             1996  1995  1994
                                                             ----  ----  ----
Service cost-benefits attributed to service during the
period...................................................... $ 37  $ 37  $ 45
Interest cost on accumulated postretirement benefit
obligation..................................................   82    75    66
Expected earnings on plan assets............................  (18)  (16)  (12)
Amortization of unrecognized amounts........................    4     4     6
                                                             ----  ----  ----
Net periodic postretirement benefit cost.................... $105  $100  $105
                                                             ====  ====  ====

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
Expected long-term rate of return on plan assets.............. 9.5%   9.5% 9.5%
Weighted average discount rate................................ 8.0%  7.75% 9.0%

  Future benefit costs were forecasted assuming an initial annual increase of 8.25% for pre-65 medical costs and an increase of 7.25% for post-65 medical costs, decreasing to 6.25% for pre-65 and 5.25% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter. A one percentage point

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 increase in the annual trend rate would have increased the total accumulated postretirement benefit obligation at December 31, 1996, by $99 million and the aggregate of the service and interest components of the net periodic postretirement benefit costs for 1996 by $12 million.

  Plan assets consist primarily of publicly traded stocks and bonds. The Trust holding the plan assets is not subject to income taxes. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

  UPS also contributes to several multi-employer health and welfare plans which cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to health and welfare plans other than the plan described above were $441, $395 and $356 million during 1996, 1995 and 1994, respectively.

  As part of UPS's overall effort to lower operating expense, the Company implemented a program of voluntary early retirement and severance for certain, primarily management, employees in 1995. As a result, UPS recognized net additional pension and postretirement costs of $223 million and $115 million, respectively. These costs resulted from the net increase in UPS's obligation for pension and postretirement benefits for certain employees participating in the program. Other costs associated with the program totaled $34 million. The total cost for the program of $372 million was recorded as a one-time restructuring charge against 1995 operations.

6. MANAGEMENT INCENTIVE PLANS

  UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other nonrecurring transactions or accounting changes. Amounts charged to operations were $324, $277 and $255 million during 1996, 1995 and 1994, respectively.

  UPS maintains fixed stock option plans under which options are granted to purchase shares of UPS common stock at the current price of UPS shares as determined by the Board of Directors on the date of option grant. UPS applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 1996, 1995 or 1994. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options granted in 1996 and 1995 is amortized to expense over the options' vesting period. The pro forma information follows (in millions except for earnings per share information):

                                                                    1996   1995
                                                                   ------ ------
     Net income....................................... As reported $1,146 $1,043
                                                       Pro forma   $1,143 $1,041
     Earnings per share............................... As reported $ 2.01 $ 1.83
                                                       Pro forma   $ 2.01 $ 1.83

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  The fair value of each option grant is estimated on the date of grant using the minimum value method for nonpublic entities specified by FAS 123. The assumptions used, by year, are as follows:

                                                                   1996   1995
                                                                   -----  -----
Semi-annual dividend per share.................................... $0.35  $0.32
Risk-free interest rate...........................................  6.05%  6.98%
Expected life in years............................................     5      5

  Persons earning the right to receive stock options are determined each year by either the Officer Compensation Committee or Salary Committee of the UPS Board of Directors. Options covering a total of 30 million common shares may be granted during the five-year period ending in 2001 under the 1996 plan. No further options may be granted under the 1991 plan. Except in the case of death, disability or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions.

  Following is an analysis of options for shares of common stock issued and outstanding:

                                               WEIGHTED AVERAGE NUMBER OF SHARES
                                                EXERCISE PRICE   (IN THOUSANDS)
                                               ---------------- ----------------
Outstanding at January 1, 1994................      $15.91           18,051
Exercised.....................................      $13.38           (2,952)
Granted.......................................      $21.25            4,057
Canceled......................................      $19.04             (227)
                                                                     ------
Outstanding at December 31, 1994..............      $17.44           18,929
Exercised.....................................      $14.50           (3,077)
Granted.......................................      $23.75            3,916
Canceled......................................      $18.47             (435)
                                                                     ------
Outstanding at December 31, 1995..............      $19.16           19,333
Exercised.....................................      $15.25           (3,474)
Granted.......................................      $27.00            3,322
Canceled......................................      $21.64             (225)
                                                                     ------
Outstanding at December 31, 1996..............      $21.21           18,956
                                                                     ======

  The weighted average fair value of options granted during 1996 and 1995 was $27.00 and $23.75, respectively. No shares were exercisable at December 31, 1996. The following table summarizes information about stock options outstanding at December 31, 1996:

                                    WEIGHTED AVERAGE
              NUMBER                 REMAINING LIFE                    WEIGHTED AVERAGE
          (IN THOUSANDS)               (IN YEARS)                       EXERCISE PRICE
          --------------            ----------------                   ----------------
               3,994                      0.3                               $16.50
               3,990                      1.3                               $18.75
               3,905                      2.3                               $21.25
               3,815                      3.3                               $23.75
               3,252                      4.3                               $27.00
              ------
              18,956                      2.2                               $21.21
              ======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7. INCOME TAXES

  The provision for income taxes for the years ended December 31, consists of the following (in millions):

                                                                 1996 1995  1994
                                                                 ---- ----  ----
 Current:
 Federal........................................................ $333 $656  $494
 State..........................................................   71   67    96
                                                                 ---- ----  ----
   Total Current................................................  404  723   590
                                                                 ==== ====  ====
 Deferred:
 Federal........................................................  324  (49)   36
 State..........................................................   36   (9)    6
                                                                 ---- ----  ----
   Total Deferred...............................................  360  (58)   42
                                                                 ---- ----  ----
   Total........................................................ $764 $665  $632
                                                                 ==== ====  ====

  Income before income taxes includes losses of foreign subsidiaries of $160, $98 and $172 million for 1996, 1995 and 1994, respectively.

  A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, consists of the following:

                                                               1996  1995  1994
                                                               ----  ----  ----
Statutory federal income tax rate............................. 35.0% 35.0% 35.0%
State income taxes (net of federal benefit)...................  3.8   2.6   4.3
Other.........................................................  1.2   1.3   0.8
                                                               ----  ----  ----
Effective income tax rate..................................... 40.0% 38.9% 40.1%
                                                               ====  ====  ====

  Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

                                                                  1996    1995
                                                                 ------  ------
Excess of tax over book depreciation............................ $1,483  $1,300
Leveraged leases................................................    111     179
Pension plans...................................................    302      87
Prepaid health & welfare........................................    127      92
Other...........................................................    371     308
                                                                 ------  ------
Gross deferred tax liabilities..................................  2,394   1,966
                                                                 ------  ------
Other postretirement benefits...................................    342     319
Loss carryforwards (international)..............................    365     323
Insurance reserves..............................................    107      90
Other...........................................................     72      63
                                                                 ------  ------
Gross deferred tax assets.......................................    886     795
Deferred tax assets valuation allowance.........................   (365)   (323)
                                                                 ------  ------
Net deferred tax assets.........................................    521     472
                                                                 ------  ------
Net deferred tax liability...................................... $1,873  $1,494
                                                                 ======  ======

  The valuation allowance increased approximately $42 and $60 million during the years ended December 31, 1996 and 1995, respectively.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  UPS has international loss carryforwards of approximately $801 million as of December 31, 1996. Of this amount, $431 million expires in varying amounts through 2006. The remaining $370 million may be carried forward indefinitely. These international loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous international taxable income. In addition, a portion of these losses have been deducted on the U.S. tax return, which could affect the amount of any future benefit.

8. DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

  Deferred taxes, credits and other liabilities, as of December 31, consist of the following (in millions):

                                                                   1996   1995
                                                                  ------ ------
Deferred federal and state income taxes.......................... $1,727 $1,412
Insurance reserves...............................................    497    326
Other credits and noncurrent liabilities.........................    257    298
                                                                  ------ ------
                                                                  $2,481 $2,036
                                                                  ====== ======

9. OTHER OPERATING EXPENSES

  The major components of other operating expenses for the years ended December 31, are as follows (in millions):

                                                            1996   1995   1994
                                                           ------ ------ ------
Repairs and maintenance................................... $  823 $  809 $  812
Depreciation and amortization.............................    936    866    786
Purchased transportation..................................  1,306  1,144  1,206
Fuel......................................................    685    621    564
Other occupancy expense...................................    388    359    361
Other expenses............................................  2,896  2,679  2,564
                                                           ------ ------ ------
                                                           $7,034 $6,478 $6,293
                                                           ====== ====== ======

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10. SEGMENT AND GEOGRAPHIC INFORMATION

  UPS operates primarily in one industry segment, transportation services, which is comprised principally of domestic and international package delivery. Information about operations in different geographic segments for the years ended December 31, is shown below (in millions):

                                                       1996     1995     1994
                                                      -------  -------  -------
 Domestic:
 Revenue............................................  $19,376  $18,243  $17,298
 Income before income taxes.........................  $ 2,111  $ 1,920  $ 1,902
 Identifiable assets................................  $13,191  $11,157  $ 9,902
 Foreign:
 Revenue............................................  $ 2,992  $ 2,802  $ 2,278
 Loss before income taxes...........................  $  (201) $  (212) $  (327)
 Identifiable assets................................  $ 1,763  $ 1,488  $ 1,280
 Consolidated:
 Revenue............................................  $22,368  $21,045  $19,576
 Income before income taxes.........................  $ 1,910  $ 1,708  $ 1,575
 Identifiable assets................................  $14,954  $12,645  $11,182

  Foreign operations include shipments which either originate in or are destined to foreign (non-U.S.) locations. Foreign revenues attributable to shipments which originated in the U.S. totaled $750, $616 and $496 million in 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K
                                 ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                               ----------------

                             UNITED PARCEL SERVICE
                                OF AMERICA, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

 (3)ARTICLES OF
  INCORPORATION AND BY-
  LAWS
      (a)Restated       Incorporated by Reference to Exhibit
      Certificate of    4(iv) to Form S-8 Registration Statement
      Incorporation of  (No. 33-19622).
      UPS.
      (b) By-laws of    Incorporated by Reference to Current
          UPS, as       Report on Form 8-K (Date of Earliest
          amended       Event Reported December 19, 1995), filed
          through       December 21, 1995.
          December 19,
          1995.
 (4) INSTRUMENTS
     DEFINING THE
     RIGHTS OF SECURITY
     HOLDERS, INCLUDING
     INDENTURES
      (a) Specimen      Incorporated by Reference to Exhibit
          Certificate   3(a) to Form 10, as filed April 29,
          of Capital    1970.
          Stock of
          UPS.
      (b) UPS Managers  Incorporated by Reference to Exhibit
          Stock Trust   4(b) to Post-Effective Amendment No. 1
          Agreement,    to Registration Statement on Form S-3
          as amended    (No. 33-54297).
          and
          restated.
      (c) Specimen      Incorporated by Reference to Exhibit
          Certificate   4(c) to Registration Statement No. 33-
          of 8 3/8%     32481, filed December 7, 1989.
          Debentures
          due April 1,
          2020.
      (d) Indenture     Incorporated by Reference to Exhibit
          relating to   4(c) to Registration Statement No. 33-
          8 3/8%        32481, filed December 7, 1989.
          Debentures
          due April 1,
          2020.
      (e) UPS           Incorporated by Reference to Exhibit
          Employees     4(iv) to Registration Statement on Form
          Stock Trust   S-8 (No. 33-62169) as filed August 28,
          Agreement.    1995.
      (f)Specimen       Available to the Commission upon
         Certificate    request.
         of
         $200,000,000
         of 5.5%
         Eurobond
         Notes due
         January 4,
         1999.
      (g)Indenture      Available to the Commission upon
         relating to    request.
         $200,000,000
         of 5.5%
         Eurobond
         Notes due
         January 4,
         1999.
      (h)Specimen       Available to the Commission upon
         Certificate    request.
         of
         $166,000,000
         of 3.25%
         Swiss Franc
         Notes due
         October 22,
         1999.
      (i)Indenture      Available to the Commission upon
         relating to    request.
         $166,000,000
         of 3.25%
         Swiss Franc
         Notes due
         October 22,
         1999.
      (j)Specimen       Available to the Commission upon
         Certificate    request.
         of Sterling
         100 million
         of 6.875%
         Notes due
         2000.
      (k)Indenture      Available to the Commission upon
         relating to    request.
         Sterling 100
         million of
         6.875% Note
         due 2000.
      (l)Specimen       Available to the Commission upon
         Certificate    request.
         of
         $500,000,000
         of Temporary
         and Permanent
         Global Notes
         in connection
         with the
         European
         medium term
         note program.
      (m)Indenture      Available to the Commission upon
         relating to    request.
         the
         $500,000,000
         European
         Medium term
         note program.

(10)MATERIAL CONTRACTS
     (a) UPS Thrift Plan, as Amended and Restated
         January 1, 1976, including Amendments
         Nos. 1 and 2.
          (1) Amendment No. 3 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                20(b) to 1980 Annual Report on Form 10-
                                                   K.
          (2) Amendment No. 4 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                20(b) to 1981 Annual Report on Form 10-
                                                   K.
          (3) Amendment No. 5 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                19(b) to 1983 Annual Report on Form 10-
                                                   K.
          (4) Amendment No. 6 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                10(a)(4) to 1985 Annual Report on Form
                                                   10-K.
          (5) Amendment No. 7 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                10(a)(5) to 1985 Annual Report on Form
                                                   10-K.
          (6) Amendment No. 8 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                10(a)(6) to 1987 Annual Report on Form
                                                   10-K.
          (7) Amendment No. 9 to the UPS Thrift    Incorporated by Reference to Exhibit
              Plan.                                10(a)(7) to 1987 Annual Report on Form
                                                   10-K.
          (8) Amendment No. 10 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(8) to 1990 Annual Report on Form
                                                   10-K.
          (9) Amendment No. 11 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(9) to 1991 Annual Report on Form
                                                   10-K.
         (10) Amendment No. 12 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(10) to 1991 Annual Report on Form
                                                   10-K.
         (11) Amendment No. 13 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(11) to 1991 Annual Report on Form
                                                   10-K.
         (12) Amendment No. 14 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(12) to 1991 Annual Report on Form
                                                   10-K.
         (13) Amendment No. 15 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(13) to 1992 Annual Report on Form
                                                   10-K.
         (14) Amendment No. 16 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(14) to 1993 Annual Report on Form
                                                   10-K.
         (15) Amendment No. 17 to the UPS Thrift   Incorporated by Reference to Exhibit
              Plan.                                10(a)(15) to 1993 Annual Report on Form
                                                   10-K.
         (16)Amendment No. 18 to the UPS Thrift    Incorporated by Reference to Exhibit
         Plan.                                     10(a)(16) to 1994 Annual Report on Form
                                                   10-K.
         (17)Amendment No. 19 to the UPS Thrift    Incorporated by Reference to Exhibit
         Plan.                                     10(a)(17) to 1994 Annual Report on Form
                                                   10-K.
         (18)Amendment No. 20 to the UPS Thrift    Incorporated by Reference to Exhibit
         Plan.                                     10(a)(18) to the 1995 Annual Report on
                                                   Form 10-K.
         (19)Amendment No. 21 to the UPS Thrift    Incorporated by Reference to Exhibit
         Plan.                                     10(a)(19) to the 1995 Annual Report on
                                                   Form 10-K.
         (20)Amendment No. 22 to the UPS Thrift    Filed herewith as Exhibit 10(a)(20).
         Plan.
         (21)Amendment No. 23 to the UPS Thrift    Filed herewith as Exhibit 10(a)(21).
         Plan.

     (b) UPS Retirement Plan (including amendments Incorporated by Reference to Exhibit 9
         1 through 4).                             to 1979 Annual Report on Form 10-K.
          (1) Amendment No. 5 to the UPS           Incorporated by Reference to Exhibit
              Retirement Plan.                     20(a) to 1980 Annual Report on Form 10-
                                                   K.
          (2) Amendment No. 6 to the UPS           Incorporated by Reference to Exhibit
              Retirement Plan.                     19(a) to 1983 Annual Report on Form 10-
                                                   K.
          (3) Amendment No. 7 to the UPS           Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(3) to 1984 Annual Report on Form
                                                   10-K.
          (4) Amendment No. 8 to the UPS           Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(4) to 1985 Annual Report on Form
                                                   10-K.
          (5) Amendment No. 9 to the UPS           Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(5) to 1985 Annual Report on Form
                                                   10-K.
          (6) Amendment No. 10 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     19(a) to 1988 Annual Report on Form 10-
                                                   K.
          (7) Amendment No. 11 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     19(b) to 1988 Annual Report on Form 10-
                                                   K.
          (8) Amendment No. 12 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(8) to 1989 Annual Report on Form
                                                   10-K.
          (9) Amendment No. 13 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(9) to 1989 Annual Report on Form
                                                   10-K.
         (10) Amendment No. 14 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(10) to 1990 Annual Report on Form
                                                   10-K.
         (11) Amendment No. 15 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(11) to 1992 Annual Report on Form
                                                   10-K.
         (12) Amendment No. 16 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(12) to 1994 Annual Report on Form
                                                   10-K.
         (13) Amendment No. 17 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(13) to 1994 Annual Report on Form
                                                   10-K.
         (14) Amendment No. 18 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(14) to the 1995 Annual Report on
                                                   Form 10-K.
         (15) Amendment No. 19 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(15) to the 1995 Annual Report on
                                                   Form 10-K.
         (16) Amendment No. 20 to the UPS          Incorporated by Reference to Exhibit
              Retirement Plan.                     10(b)(16) to the 1995 Annual Report on
                                                   Form 10-K.
         (17) Amendment No. 21 to the UPS          Filed herewith as Exhibit 10(b)(17)
              Retirement Plan.
     (c) UPS Managers Incentive Plan (as amended). Incorporated by Reference to
                                                   Registration Statement No. 333-20319, as
                                                   filed on January 24, 1997.
     (d) Indemnification Contracts or              Incorporated by Reference to Item 8 of
         Arrangements.                             Form 10, as filed April 29, 1970.

     (e) Agreement of  Incorporated by Reference to Exhibit
         Sale between  10(m) to 1985 Annual Report on Form 10-
         Delaware      K.
         County
         Industrial
         Development
         Authority
         and Penallen
         Corporation,
         dated as of
         December 1,
         1985;
         Remarketing
         Agreement,
         dated as of
         December 1,
         1985, among
         United
         Parcel
         Service of
         America,
         Inc.,
         Penallen
         Corporation
         and Salomon
         Brothers
         Inc.;
         Guarantee
         Agreement,
         dated as of
         December 1,
         1985,
         between
         United
         Parcel
         Service of
         America,
         Inc. and
         Irving Trust
         Company;
         Guarantee by
         United
         Parcel
         Service of
         America,
         Inc. to
         Delaware
         County
         Industrial
         Development
         Authority,
         dated as of
         December 1,
         1985.

     (f) Receivables   Incorporated by Reference to Exhibit
         Purchase and  10(l) to 1987 Annual Report on Form 10-
         Sale          K.
         Agreement,
         dated as of
         November 24,
         1987, among
         United
         Parcel
         Service,
         Inc., an
         Ohio
         corporation,
         United
         Parcel
         Service,
         Inc., a New
         York
         corporation,
         United
         Parcel
         Service of
         America,
         Inc.,
         Cooperative
         Receivables
         Corporation
         and Citicorp
         North
         America,
         Inc.
     (g) Receivables   Incorporated by Reference to Exhibit
         Purchase and  10(m) to 1987 Annual Report on Form 10-
         Sale          K.
         Agreement,
         dated as of
         November 24,
         1987, among
         United
         Parcel
         Service,
         Inc., an
         Ohio
         corporation,
         United
         Parcel
         Service,
         Inc., a New
         York
         corporation,
         United
         Parcel
         Service of
         America,
         Inc.,
         Citibank,
         N.A., and
         Citicorp
         North
         America,
         Inc.
     (h) Membership    Incorporated by Reference to Exhibit
         Agreement,    10(n) to 1987 Annual Report on Form 10-
         dated as of   K.
         November 24,
         1987, by and
         between
         Cooperative
         Receivables
         Corporation
         and United
         Parcel
         Service of
         America,
         Inc.
     (i) Amended and   Incorporated by Reference to Exhibit
         Restated      10(r) to 1990 Annual Report on Form 10-
         Facility      K.
         Lease
         Agreement,
         dated as of
         November 6,
         1990, among
         Overseas
         Partners
         Leasing,
         Inc., United
         Parcel
         Service
         General
         Services Co.
         and United
         Parcel
         Service of
         America,
         Inc.
     (j) Amended and   Incorporated by Reference to Exhibit
         Restated      10(s) to 1990 Annual Report on Form 10-
         Facility      K.
         Lease
         Agreement,
         dated as of
         November 6,
         1990, among
         Overseas
         Partners
         Leasing,
         Inc., United
         Parcel
         Service Co.
         and United
         Parcel
         Service of
         America,
         Inc.
     (k) Agreement of  Incorporated by Reference to Exhibit
         Sale, dated   10(t) to 1989 Annual Report on Form 10-
         as of         K.
         December 28,
         1989,
         between
         Edison
         Corporation
         and Overseas
         Partners
         Leasing,
         Inc.
     (l) Assignment    Incorporated by Reference to Exhibit
         and           10(u) to 1989 Annual Report on Form 10-
         Assumption    K.
         Agreement,
         dated as of
         December 28,
         1989,
         between and
         among Edison
         Corporation,
         Overseas
         Partners
         Leasing,
         Inc.,
         McBride
         Enterprises,
         Inc. and
         Ramapo
         Ridge-
         McBride
         Office Park.
     (m) UPS Deferred  Incorporated by Reference to Exhibit
         Compensation  10(v) to 1990 Annual Report on Form 10-
         Plan for      K.
         Non-Employee
         Directors.

     (n) UPS Retirement Plan for Outside           Incorporated by Reference to Exhibit
         Directors.                                10(w) to 1990 Annual Report on Form 10-
                                                   K.
     (o) UPS Savings Plan, as Amended and          Incorporated by Reference to Exhibit
         Restated, including Amendments No. 1-5.   10(x) to 1990 Annual Report on Form 10-
                                                   K.
          (1) Amendment No. 6 to the UPS Savings   Incorporated by Reference to Exhibit
              Plan.                                10(x)(1) to 1990 Annual Report on Form
                                                   10-K.
          (2) Amendment No. 7 to the UPS Savings   Incorporated by Reference to Exhibit
              Plan.                                10(x)(2) to 1991 Annual Report on Form
                                                   10-K.
          (3) Amendment No. 8 to the UPS Savings   Incorporated by Reference to Exhibit
              Plan.                                10(x)(3) to 1992 Annual Report on Form
                                                   10-K.
          (4) Amendment No. 9 to the UPS Savings   Incorporated by Reference to Exhibit
              Plan.                                10(x)(4) to 1992 Annual Report on Form
                                                   10-K.
          (5) Amendment No. 10 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(5) to 1992 Annual Report on Form
                                                   10-K.
          (6) Amendment No. 11 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(6) to 1994 Annual Report on Form
                                                   10-K.
          (7) Amendment No. 12 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(7) to 1994 Annual Report on Form
                                                   10-K.
          (8) Amendment No. 13 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(8) to 1994 Annual Report on Form
                                                   10-K.
          (9) Amendment No. 14 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(9) to 1994 Annual Report on Form
                                                   10-K.
         (10) Amendment No. 15 to the UPS Savings  Incorporated by Reference to Exhibit
              Plan.                                10(x)(10) to 1994 Annual Report on Form
                                                   10-K.
         (11) Restatement Amendment No. 1 to the   Incorporated by Reference to Exhibit
              UPS Savings Plan.                    10(x)(11) to the 1995 Annual Report on
                                                   Form 10-K.
         (12) Restatement Amendment No. 2 to the   Incorporated by Reference to Exhibit
              UPS Savings Plan.                    10(x)(12) to the 1995 Annual Report on
                                                   Form 10-K.
         (13) Restatement Amendment No. 3 to the   Filed herewith as Exhibit 10(o)(13).
              UPS Savings Plan.
         (14) Restatement Amendment No. 4 to the   Filed herewith as Exhibit 10(o)(14).
              UPS Savings Plan.
         (15) Restatement Amendment No. 5 to the   Filed herewith as Exhibit 10(o)(15).
              UPS Savings Plan.
     (p) Credit Agreement (364-Day Facility) dated Incorporated by Reference to Exhibit
         June 10, 1996 among United Parcel Service 10(a) to Quarterly Report on Form 10-Q
         of America, Inc., the initial lenders     for the Quarter Ended June 30, 1996.
         named therein, NationsBank of Georgia,
         N.A., as Agent, and Citibank, N.A., as
         Agent.
     (q) Credit Agreement (Five-Year Facility)     Incorporated by Reference to Exhibit
         dated June 10, 1996 among United Parcel   10(b) to the Quarterly Report on Form
         Service of America, Inc., the initial     10-Q for the Quarter ended June 30,
         lenders named therein, NationsBank of     1996.
         Georgia, N.A., as Agent, and Citibank,
         N.A., as Agent.
     (r) UPS 1991 Stock Option Plan (Amended and   Incorporated by Reference to Exhibit
         Restated as of February 20, 1992).        10(z) to 1991 Annual Report on Form 10-
                                                   K.

     (s) UPS Coordinating Benefit Plan.            Incorporated by Reference to Exhibit
                                                   10(aa) to 1991 Annual Report on Form 10
                                                   K.
         (1) Amendment No. 1 to UPS Coordinating   Incorporated by Reference to Exhibit
             Benefit Plan.                         10(aa)(1) to 1992 Annual Report on Form
                                                   10 K.
         (2) Amendment No. 2 to UPS Coordinating   Incorporated by Reference to Exhibit
             Benefit Plan.                         10(aa)(2) to 1992 Annual Report on Form
                                                   10 K.
     (t) Employees Stock Purchase Plan, as         Incorporated by Reference to Exhibit
         amended.                                  10(e) to Quarterly Report on Form 10-Q
                                                   for the Quarter Ended September 30,
                                                   1995.
     (u) UPS 1996 Stock Option Plan, as amended    Filed herewith as Exhibit 10(u).
         and restated.
(21)SUBSIDIARIES OF THE REGISTRANT.                Filed herewith as Exhibit 21.
(23)CONSENT OF DELOITTE & TOUCHE LLP.              Filed herewith as Exhibit 23.
(27)FINANCIAL DATA SCHEDULE                        Filed with EDGAR version of this 1996
                                                   Annual Report on Form 10-K.