Form 10-Q
period 1997-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1997-05-14
CIK 809697

                 		 SECURITIES AND EXCHANGE COMMISSION


                       			Washington, D.C. 20549
                           	     FORM 10-Q


            	   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934
           	      For the Quarter Ended March 31, 1997


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


		     570,000,000 shares
	       Outstanding as of May 14, 1997

            		 PART I.  FINANCIAL INFORMATION
   UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              		  CONSOLIDATED BALANCE SHEETS
       March 31, 1997 (unaudited) and December 31, 1996
            (In millions except share amounts)

ASSETS                                            1997    1996

CURRENT ASSETS:
	Cash and short-term investments               $   479 $   392
	Accounts receivable                             2,352   2,341
	Prepaid employee benefit costs                    657     401
	Materials, supplies and prepaid expenses          607     581
	Common stock held for stock plans                 475     540
						                                          ------  ------
			TOTAL CURRENT ASSETS                          4,570   4,255

PROPERTY, PLANT AND EQUIPMENT (including aircraft
	under capitalized lease obligations)- at
	cost, net of accumulated depreciation and
	amortization of $6,944 in 1997 and $6,778 in
	1996                                           10,239  10,230

OTHER ASSETS                                       452     469
						                                          ------  ------
                                   						      $15,261 $14,954
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                               $ 1,113 $ 1,155
	Accrued wages and withholdings                  1,033   1,201
	Dividends payable                                   -     194
	Deferred income taxes                             149     149
	Other current liabilities                         605     459
                                   						       ------  ------
			TOTAL CURRENT LIABILITIES                     2,900   3,158

LONG-TERM DEBT (including capitalized lease
	obligations), net of current maturities
	of $20 in 1997 and $18 in 1996                  2,766   2,573
                                     				       ------  ------
ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                    869     841
                                   						       ------  ------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES    2,629   2,481
                                   						       ------  ------
SHAREOWNERS' EQUITY:
	Preferred stock, no par value,
	  Authorized 200,000,000 shares, none issued        -       -
	Common stock, par value $.10 per share,
	  Authorized 900,000,000 shares, issued
	  570,000,000, net of 10,000,000 in treasury       57      57
	Additional paid-in capital                        111      95
	Retained earnings                               5,956   5,728
	Cumulative foreign currency adjustments           (27)     21
                                   						       ------  ------
                                          							6,097   5,901
                                   						       ------  ------
                                   						      $15,261 $14,954
                                   						       ======  ======
       See notes to consolidated financial statements.

     	   UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
           		       CONSOLIDATED STATEMENTS OF INCOME
	             	  Three Months Ended March 31, 1997 and 1996
             	    (in millions except per share amounts)
                       				   (unaudited)



	                                  					   Three Months Ended
                                  						   ------------------
                                  						     1997       1996
                                  						     ----       ----
Revenue                                    $ 5,664    $ 5,335
                                  						    ------     ------
Operating Expenses:
    Compensation and benefits                3,405      3,259
    Other                                    1,833      1,651
                                  						    ------     ------
                                  						     5,238      4,910
                                  						    ------     ------

Operating Profit                               426        425
                                  						    ------     ------

Other income and (expense):
    Interest income                             10          9
    Interest expense                           (41)       (23)
    Miscellaneous, net                          (7)        (9)
                                    				    ------     ------
                                  						       (38)       (23)

Income before income taxes                     388        402

Income taxes                                   160        161
                                  						    ------     ------

Net income                                 $   228    $   241
                                            ------     ------
Net income per share                       $  0.40    $  0.42
                                  						    ------     ------

 	   See notes to consolidated financial statements.

        UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
	            CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                 		 Three Months Ended March 31, 1997
                       			    (In millions)
                       			     (unaudited)



                                              		 					 Cumulative
                          				    Additional             Foreign       Total
             		      Common Stock   Paid-In   Retained   Currency   Shareowners'
             		      Shares Amount  Capital   Earnings  Adjustments   Equity
Balance, January 1,
   1997                570    $57      $95      $5,728       $21        $5,901
  Net income             -      -        -         228         -           228
  Gain on issuance
    of common stock
    held for stock
    plans                -      -       16           -         -            16
  Foreign currency
    adjustments          -      -        -           -       (48)          (48)
              		      ----   ----     ----      ------      ----        ------
Balance, March 31,
   1997                570    $57     $111      $5,956      $(27)       $6,097
              		      ====   ====     ====      ======      ====        ======

                  		     See notes to consolidated financial statements.

              	   UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      		    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     		  Three Months Ended March 31, 1997 and 1996
                                    				(In millions)
                                    				 (unaudited)
                                         						   1997       1996
Cash flows from operating activities:           --------    --------
  Net income                                     $  228     $  241
    Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation and amortization                   249        228
      Postretirement benefits                        28         26
      Deferred taxes, credits, and other            140         74
      Changes in assets and liabilities:
	Accounts receivable                                (11)      (129)
	Prepaid employee benefit costs                    (256)      (127)
	Materials, supplies and prepaid
	expenses                                           (28)       (92)
	Common stock held for stock plans                   65         24
	Accounts payable                                   (42)        87
	Accrued wages and withholdings                    (168)      (148)
	Dividends payable                                 (194)      (178)
	Other current liabilities                          144        170
                                          						 ------     ------
  Net cash provided from operating activities       155        176
                                          						 ------     ------
Cash flows from investing activities:
  Capital expenditures                             (322)      (318)
  Disposals of property, plant and equipment         30         18
  Other asset receipts                               14         20
                                          						 ------     ------
  Net cash (used in) investing activities          (278)      (280)
                                          						 ------     ------
Cash flows from financing activities:
  Proceeds from borrowings                          343        293
  Repayment of borrowings                          (148)       (56)
  Other transactions                                 16         16
                                           					 ------     ------
  Net cash provided from financing activities       211        253
                                          						 ------     ------
Effect of exchange rate changes on cash              (1)        (5)
                                          						 ------     ------
Net increase in cash and short-term investments      87        144

Cash and short-term investments:
  Beginning of period                               392        211
                                          						 ------     ------
  End of period                                  $  479     $  355
                                          						 ======     ======
Cash paid during the period for:
  Interest (net of amount capitalized)           $   21     $    4
                                            					 ======     ======
  Income taxes                                   $    5     $   30
                                          						 ======     ======
	             See notes to consolidated financial statements.

    	  UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
	            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             	 Three Months Ended March 31, 1997 and 1996
                            				(unaudited)

1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period.

	Net income per share is based on 570,000,000 shares in 1997 and 1996, including common stock held for stock plans.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

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

          	 UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                		 Three Months Ended March 31, 1997 and 1996
                               				   (unaudited)


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

4. Certain prior period amounts have been reclassified to conform to the current period presentation.

                			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          		  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

Revenue increased by $329 million, or 6.2%, for the three months ended March 31, 1997 over the three months ended March 31, 1996. For the first quarter of 1997, domestic revenue totaled $4.955 billion, an increase of $364 million, or 7.9%, over the first quarter of 1996, and international revenue totaled $709 million, a decrease of $35 million, or 4.7%.

	Domestic revenue increased as a result of rate increases and higher volume, which was up 3.4%, and is inclusive of a 9.8% volume increase in higher yielding express packages.

	During the first quarter of 1997, rates for standard ground shipments were increased an average of 3.4% for commercial deliveries and 4.3% for residential deliveries. Rates for UPS Next Day Air, UPS 2nd Day Air, and UPS 3-Day Select each increased approximately 3.9%.

	Rates for international shipments originating in the United States were increased 2.6% for UPS Worldwide Express and 4.9% for UPS Worldwide Expedited. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market. Rates for UPS Standard service to Canada did not change.

	The decrease in international revenue was primarily attributable to a $55 million decrease in foreign domestic revenue, or 19.9%, and results from a combination of a stronger U.S. dollar and an 11.8% decrease in volume. The Company has focused attention on higher margin volume which is intended to improve operating results in the long run but is resulting in revenue shortfalls in the short term. A $20 million, or 4.3%, increase in export revenues helped to offset the overall decrease in international revenue. Export revenues increased primarily as a result of higher volume, which was up 8.7%, offset by a stronger U.S. dollar.

	Operating expenses increased by $328 million, or 6.7%, raising the operating ratio from 92.0 during 1996 to 92.5 during 1997.  The deterioration of the operating ratio resulted primarily from increased fuel costs, depreciation and amortization, technology improvements for customer information needs, and higher operating labor costs.

	Operating profit for the period remained relatively flat as increased revenues offset the increases in operating expenses.

	Interest expense amounted to $41 million, an increase of $18 million over the corresponding quarter of the previous year.  This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during the current quarter in comparison to the corresponding quarter of the previous year.

                 			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          		  FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS



Three Months Ended March 31, 1997 and 1996


	Income before income taxes ("pre-tax income") decreased $14 million, or 3.5%.
Domestic pre-tax income amounted to $419 million, a decrease of $23 million, or
5.5% over the corresponding quarter of the previous year.  The decrease was primarily a result of proportionally higher operating costs as discussed above.

	The international pre-tax loss improved by $9 million, or 23.1%, to $31 million for the quarter.

	The international pre-tax loss attributable to the foreign domestic operations increased by $4 million, or 11.5%.  The pre-tax loss associated with export operations in 1996 improved by $13 million, and resulted in a modest gain for
1997.  Export volume increased by 12.1% and 3.3% for international and U.S.
origin export shipments, respectively.  Despite the continued improvement of the export operations, UPS expects that the cost of operating its international business will continue to exceed revenue in the near future.

	Net income decreased by $13 million, or 5.4%, over the corresponding quarter of the prior year.  The net decrease resulted primarily from the proportionally higher operating costs as discussed above along with higher interest expense.

	The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        		       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        		 FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS



	Liquidity and Capital Resources

	In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into two financing transactions during 1997 and is continuing to examine other favorable alternatives.  In February 1997, UPS issued $165 million of 6.875% Pound Sterling notes which are due in February 2000.  In April 1997,
UPS issued $200 million of 6.625% Euro Notes which are due April 2001.  These
Euro Notes were issued through the European medium-term note program established in 1996.

	 In April of 1997, the UPS Board of Directors agreed to increase the Company's
Commercial Paper borrowing limits from $1.5 billion to $2.5 billion.  In May
1997, UPS renegotiated and extended a credit agreement with a consortium of banks increasing the revolving credit facility that would have otherwise expired on June 9, 1997, from $1.25 billion to $3.25 billion.  This new agreement expires May 6, 1998.

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

	Future Accounting Changes

	In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement simplifies the rules for computing earnings per share. Management does not anticipate that adoption of this standard will have a material effect on earnings per share. The statement must be adopted for periods ending after December 15, 1997. Earlier application is not permitted. UPS will adopt the statement for its fiscal year ended December 31, 1997.

                           				   PART II


Item 6 - Exhibits and Reports on Form 8-K

a)      Exhibits:
	       (4)  Instruments defining the rights of security
           		holders, including indentures

           		(a)  Specimen Certificate of              Available to the
           		     $200,000,000 of 6.625% Euro Notes    Commission upon
           		     Notes due April 25, 2001             request

           		(b)  Indenture relating to                Available to the
           		     $200,000,000 of 6.625% Euro Notes    Commission upon
            	     Notes due April 25, 2001             request

	(10)    Material Contracts
       		(a)  Credit Agreement (364-Day Facility) dated May 7,
		            1997 among United Parcel Service of America,
       		     Inc., the initial lenders named therein, CitiCorp
		            Securities, Inc. as Co-Arranger and Nations Banc
       		     Capital Markets, Inc. as Co-Arranger and NationsBank,
		            N.A. as Agent and CitiBank, N.A. as Agent.

b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter.

                            EXHIBIT INDEX



	(4) Instruments defining the rights of security holders, including indentures

        	(a)  Specimen Certificate of                Available to the
              $200,000,000 of 6.625% Euro Notes      Commission upon
        	     Notes due April 25, 2001               request

       		(b)  Indenture relating to                  Available to the
		            $200,000,000 of 6.625% Euro Notes      Commission upon
              Notes due April 25, 2001               request

	(10)    Material Contracts
      		(a)     Credit Agreement (364-Day Facility) dated May 7,
              		1997 among United Parcel Service of America, Inc., the initial lenders named therein, CitiCorp Securities, Inc. as Co-Arranger and Nations Banc Capital Markets, Inc. as Co-Arranger and NationsBank, N.A. as Agent and CitiBank, N.A. as Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






            				  UNITED PARCEL SERVICE OF AMERICA, INC.
					                         (Registrant)



	           			   By: --------------------------------
  					               Robert J. Clanin
           		     			 Senior Vice President,
					                 Treasurer and
                 					Chief Financial Officer



























Date:   May 14, 1997