Form 10-Q/A
period 1997-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1997-05-21
CIK 809697

         SECURITIES AND EXCHANGE COMMISSION


              Washington, D.C. 20549
             Amendment 1 on Form 10-Q/A *


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

* The purpose of this Amendment 1 on Form 10-Q/A is to amend Item 1 to correct certain formatting errors.

                     PART I.  FINANCIAL INFORMATION
        ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
           March 31, 1997 (unaudited) and December 31, 1996
                  (In millions except share amounts)

ASSETS                                                     1997    1996
                                                          ------  ------
CURRENT ASSETS:
 Cash and short-term investments                        $   479 $   392
 Accounts receivable                                      2,352   2,341
 Prepaid employee benefit costs                             657     401
 Materials, supplies and prepaid expenses                   607     581
 Common stock held for stock plans                          475     540
                                                         ------  ------
   TOTAL CURRENT ASSETS                                   4,570   4,255

PROPERTY, PLANT AND EQUIPMENT (including aircraft
 under capitalized lease obligations)- at
 cost, net of accumulated depreciation and
 amortization of $6,944 in 1997 and $6,778 in
 1996                                                    10,239  10,230

OTHER ASSETS                                                452     469
                                                         ------  ------
                                                        $15,261 $14,954
LIABILITIES AND SHAREOWNERS' EQUITY                      ======  ======
CURRANT LIABILITIES:
 Accounts payable                                       $ 1,113 $ 1,155
 Accrued wages and withholdings                           1,033   1,201
 Dividends payable                                            -     194
 Deferred income taxes                                      149     149
 Other current liabilities                                  605     459
                                                         ------  ------
   TOTAL CURRENT LIABILITIES                              2,900   3,158

LONG-TERM DEBT (including capitalized lease
 obligations), net of current maturities
 of $20 in 1997 and $18 in 1996                           2,766   2,573
                                                         ------  ------
ACCUMULATED POSTRETIREMENT BENEFIT
OBLIGATION, NET                                             869     841
                                                         ------  ------
DEFERRED TAXES, CREDITS AND OTHER LIABILITIES             2,629   2,481
                                                         ------  ------
SHAREOWNERS' EQUITY:
 Preferred stock, no par value,
   Authorized 200,000,000 shares, none issued                 -       -
 Common stock, par value $.10 per share,
   Authorized 900,000,000 shares, issued
   570,000,000, net of 10,000,000 in treasury                57      57
 Additional paid-in capital                                 111      95
 Retained earnings                                        5,956   5,728
 Cumulative foreign currency adjustments                    (27)     21
                                                         ------  ------
                                                          6,097   5,901
                                                         ------  ------
                                                        $15,261 $14,954
                                                         ======  ======

                See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended March 31, 1997 and 1996
                    (in millions except per share amounts)
                                (unaudited)



                                                  Three Months Ended
                                                    1997       1996
                                                   ------     ------

  Revenue                                         $ 5,664    $ 5,335

  Operating Expenses:
    Compensation and benefits                       3,405      3,259
    Other                                           1,833      1,651
                                                    -----      -----
                                                    5,238      4,910

  Operating Profit                                    426        425
                                                   ------     ------
  Other income and (expense):
    Interest income                                    10          9
    Interest expense                                  (41)       (23)
    Miscellaneous, net                                 (7)        (9)
                                                   ------     ------
                                                      (38)       (23)


  Income before income taxes                          388        402

  Income taxes                                        160        161
                                                   ------     ------

  Net income                                      $   228    $   241
                                                   ======     ======

  Net income per share                            $  0.40    $  0.42
                                                   ======     ======

             See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                   Three Months Ended March 31, 1997
                            (In millions)
                             (unaudited)
                                                      Cumulative
                                  Additional            Foreign        Total
                    Common Stock    Paid-In   Retained   Currency   Shareowners'
                    Shares Amount   Capital   Earnings  Adjustments    Equity
Balance, January 1,   570   $57       $95     $5,728        $21        $5,901
  1997
  Net income            -     -         -        228          -           228
  Gain on issuance of
    common stock held
    for stock plans     -     -        16          -          -            16
  Foreign currency
    adjustments         -     -         -          -        (48)          (48)
                      ---   ---       ---     ------       ----        ------
Balance, March 31,    570   $57      $111     $5,956       $(27)       $6,097
  1997

                    See notes to consolidated financial statements.

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 1997 and 1996
                                  (In millions)
                                   (unaudited)

                                                       1997      1996
Cash flows from operating activities:                -------   -------
  Net income                                         $  228    $  241
    Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation and amortization                       249       228
       Postretirement benefits                           28        26
       Deferred taxes, credits, and other               140        74
       Changes in assets and liabilities:
       Accounts receivable                              (11)     (129)
       Prepaid employee benefit costs                  (256)     (127)
       Materials, supplies and prepaid
         expenses                                       (28)      (92)
       Common stock held for stock plans                 65        24
       Accounts payable                                 (42)       87
       Accrued wages and withholdings                  (168)     (148)
       Dividends payable                               (194)     (178)
       Other current liabilities                        144       170
                                                     ------    ------
  Net cash provided from operating activities           155       176
                                                     ------    ------
Cash flows from investing activities:
  Capital expenditures                                 (322)     (318)
  Disposals of property, plant and equipment             30        18
  Other asset receipts                                   14        20
                                                     ------    ------

  Net cash (used in) investing activities              (278)     (280)
                                                     ------    ------
Cash flows from financing activities:
  Proceeds from borrowings                              343       293
  Repayment of borrowings                              (148)      (56)
  Other transactions                                     16        16
                                                     ------    ------

  Net cash provided from financing activities           211       253
                                                     ------    ------

Effect of exchange rate changes on cash                  (1)       (5)
                                                     ------    ------
Net increase in cash and short-term investments          87       144

Cash and short-term investments:
  Beginning of period                                   392       211
                                                     ------    ------

  End of period                                      $  479    $  355
                                                     ------    ------
Cash paid during the period for:
  Interest (net of amount capitalized)               $   21    $    4
                                                     ======    ======

  Income taxes                                       $    5    $   30
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






                              UNITED PARCEL SERVICE OF AMERICA, INC.
                                         (Registrant)




                              By:  __________________________
                                   Maurice M. Agresta
                                   Assistant Secretary and
                                   Assistant Treasurer














Date:   May 20, 1997