Form 10-Q
period 1997-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1997-08-14
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549
                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934
                    For the Quarter Ended June 30, 1997


                     Commission file number 0-4714
                                            ------

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


Registrant's telephone number, including area code (404) 828-6000
                                                   --------------

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


                            570,000,000 shares
                    Outstanding as of August 14, 1997

                  PART I.  ITEM 1 - FINANCIAL INFORMATION
        UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
            June 30, 1997 (unaudited) and December 31, 1996
                    (In millions except share amounts)

ASSETS                                                    1997     1996
------                                                   ------   ------

CURRENT ASSETS:
        Cash and short-term investments                 $   671  $   392
        Accounts receivable                               2,249    2,341
        Prepaid employee benefit costs                      339      401
        Materials, supplies and prepaid expenses            512      581
        Common stock held for stock plans                   523      540
                                                        -------  -------
                        TOTAL CURRENT ASSETS              4,294    4,255

PROPERTY, PLANT AND EQUIPMENT (including aircraft
	under capitalized lease obligations)- at
	cost, net of accumulated depreciation and
	amortization of $7,130 in 1997 and $6,778 in
        1996                                             10,382   10,230

OTHER ASSETS                                                451      469
                                                        -------  -------
                                                        $15,127  $14,954
                                                        =======  =======


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

CURRENT LIABILITIES:
        Accounts payable                                $ 1,096  $ 1,155
        Accrued wages and withholdings                    1,147    1,201
        Dividends payable                                     -      194
        Deferred income taxes                               149      149
        Other current liabilities                           615      459
                                                        -------  -------
                        TOTAL CURRENT LIABILITIES         3,007    3,158

LONG-TERM DEBT (including capitalized lease
	obligations), net of current maturities
        of $22 in 1997 and $18 in 1996                    2,358    2,573
                                                        -------  -------

ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                          897      841
                                                        -------  -------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES             2,664    2,481
                                                        -------  -------

SHAREOWNERS' EQUITY:
	Preferred stock, no par value,
          Authorized 200,000,000 shares, none issued          -        -
	Common stock, par value $.10 per share,
	  Authorized 900,000,000 shares, issued
          570,000,000, net of 10,000,000 in treasury         57       57
        Additional paid-in capital                           89       95
        Retained earnings                                 6,101    5,728
        Cumulative foreign currency adjustments             (46)      21
                                                        -------  -------
                                                          6,201    5,901
                                                        -------  -------
                                                        $15,127  $14,954
                                                        =======  =======


                 See notes to consolidated financial statements.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          Three Months and Six Months Ended June 30, 1997 and 1996
                  (In millions except per share amounts)
                                (unaudited)



                                  Three Months Ended      Six Months Ended
                                  ------------------      ----------------
                                    1997       1996         1997     1996
                                    ----       ----         ----     ----
Revenue
                                  $ 5,846    $ 5,508      $11,510  $10,843
                                   ------     ------       ------   ------

Operating Expenses:
  Compensation and
   benefits                         3,392      3,246        6,797    6,504
  Other                             1,836      1,708        3,669    3,360
                                   ------     ------       ------   ------
                                    5,228      4,954       10,466    9,864
                                   ------     ------       ------   ------

Operating Profit                      618        554        1,044      979
                                   ------     ------       ------   ------

Other income and
(expense):
  Interest income                       9         10           19       19
  Interest expense                    (37)       (21)         (78)     (44)
  Miscellaneous, net                   (8)       (11)         (15)     (20)
                                   ------     ------       ------   ------
                                      (36)       (22)         (74)     (45)

Income before income
  taxes                               582         532         970      934


Income taxes                          242         213         402      374
                                   ------      ------      ------   ------

Net income                        $   340     $   319     $   568  $   560
                                   ======      ======      ======   ======

Net income per share              $  0.60     $  0.56     $  1.00  $  0.98
                                   ======      ======      ======   ======


                  See notes to consolidated financial statements.

             UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                         Six Months Ended June 30, 1997
                                 (In millions)
                                  (unaudited)

                                                      Cumulative
                                 Additional            Foreign      Total
                   Common Stock   Paid-In   Retained   Currency  Shareowners'
                  Shares Amount   Capital   Earnings  Adjustments   Equity
                  ------ ------   -------   --------  -----------   ------
Balance,
January 1, 1997      570   $57       $95      $5,728       $21       $5,901
  Net income           -     -         -         568         -          568
  Gain on issuance of
   common stock held
   for stock plans     -     -        20           -         -           20
  Exercise of stock
   options             -     -       (26)          -         -          (26)
  Dividends
   ($0.35 per share)   -     -         -        (195)        -         (195)
  Foreign currency
   adjustments         -     -         -           -       (67)         (67)
                     ---   ---       ---      ------      ----       ------
Balance, June 30,
1997                 570   $57       $89      $6,101      $(46)      $6,201
                     ===   ===       ===      ======      ====       ======



                    See notes to consolidated financial statements.

               UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, 1997 and 1996
                                     (In millions)
                                      (unaudited)



                                                        1997        1996
                                                       ------      ------
Cash flows from operating activities:
        Net income                                     $  568      $  560
	  Adjustments to reconcile net income to net
	  cash provided from operating activities:
                Depreciation and amortization             501         459
                Postretirement benefits                    56          51
                Deferred taxes, credits, and other        170         101
		Changes in assets and liabilities:
                   Accounts receivable                     92        (237)
                   Prepaid employee benefit costs          62          34
		   Materials, supplies and prepaid
                     expenses                              69        (113)
                   Common stock held for stock plans       17         (58)
                   Accounts payable                       (59)        160
                   Accrued wages and withholdings         (54)        (58)
                   Dividends payable                     (194)       (178)
                   Other current liabilities              152         120
                                                       ------      ------

        Net cash provided from operating activities     1,380         841
                                                       ------      ------
Cash flows from investing activities:
        Capital expenditures                             (772)       (722)
        Disposals of property, plant and equipment         83          26
        Other asset receipts                               14          21
                                                       ------      ------

        Net cash (used in) investing activities          (675)       (675)
                                                       ------      ------
Cash flows from financing activities:
        Proceeds from borrowings                          732         710
        Repayment of borrowings                          (941)       (694)
        Dividends paid                                   (195)       (185)
        Other transactions                                 (6)         13
                                                       ------      ------

        Net cash (used in) financing activities          (410)       (156)
                                                       ------      ------

Effect of exchange rate changes on cash                   (16)          4
                                                       ------      ------

Net increase in cash and short-term investments           279          14

Cash and short-term investments:
        Beginning of period                               392         211
                                                       ------      ------

        End of period                                  $  671      $  225
                                                       ======      ======

Cash paid during the period for:
        Interest (net of amount capitalized)           $   60      $   31
                                                       ======      ======

        Income taxes                                   $  141      $  193
                                                       ======      ======

               UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three Months and Six Months Ended June 30, 1997 and 1996
                                     (unaudited)


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

2.	In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

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

	Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years and the 1988 through 1990 tax years. The additional tax sought by the agents relating to package insurance for these periods range from $89 million to $148 million for the 1985 through 1987 tax years and up to $174 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the above described Notice of Deficiency.

	In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1983 through 1990 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years, $95 million in tax for the 1985 through 1987 tax years, and $228 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

          UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three Months and Six Months Ended June 30, 1997 and 1996
                                   (unaudited)


	In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The trial date is set for September 8, 1997. After consultation with tax legal experts, management believes there is no merit to any material issues raised by the IRS and that the eventual resolution of these matters will not have a material impact on the Company. The
Company has appealed with the IRS all material issues related to the 1985 through 1987 tax years. A protest appealing all material issues related to the 1988 through 1990 tax years will be filed by UPS with the IRS in August 1997. The IRS may take positions similar to those in the reports described above for periods after 1990.

4. Certain prior period amounts have been reclassified to conform to the current period presentation.

5. As previously reported on Form 8-K, dated August 6, 1997, the International Brotherhood of Teamsters ("IBT"), which represents approximately 190,000 UPS employees, went on strike beginning at 12:01 a.m. August 4, 1997. Operations have been severely curtailed with efforts focused on delivering packages in the UPS system at the time of the strike and the delivery and pick-up of high priority packages that include domestic air express packages and international packages, with a priority placed on critical and emergency goods, where possible. Volume is currently at approximately 10% of normal operating levels. These reduced operations are continuing by utilizing non-union employees and union employees who have reported for work despite the strike.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

	Revenue increased by $338 million, or 6.1%, for the three months ended June 30, 1997 over the three months ended June 30, 1996. For the second quarter of 1997, domestic revenue totaled $5.100 billion, an increase of $335 million, or 7.0%, over the second quarter of 1996, and international revenue totaled $746 million, an increase of $3 million, or 0.5%.

	Domestic revenue increased as a result of rate increases and higher volume, which was up 2.2%, and is inclusive of a 9.6% volume increase in higher yielding express packages.

	The increase in international revenue was primarily attributable to a $38 million increase in foreign export revenue, or 7.9%, diminished by a $35 million decrease in foreign domestic revenue, or 13.3%. The decrease in foreign domestic revenue resulted primarily from a stronger U.S. dollar along with a 3.6% decrease in volume. The Company has focused attention on higher margin volume which is intended to improve operating results in the long run but has reduced revenue in the short term. Export revenues increased primarily as a result of higher volume, which was up 13.7%.

        Operating expenses increased by $274 million, or 5.5%. However, the operating ratio improved from 89.9 during 1996 to 89.4 during 1997 primarily from improved international operating results.

	Operating profit for the period increased $64 million, or 11.6% as a result of higher revenue.

	Interest expense amounted to $37 million, an increase of $16 million over the corresponding quarter of the previous year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during the current quarter in comparison to the corresponding quarter of the previous year.

	Income before income taxes ("pre-tax income") increased $50 million, or 9.4%. Domestic pre-tax income amounted to $571 million, an increase of $14 million, or 2.6% over the corresponding quarter of the previous year. The increase was primarily a result of increased revenues as discussed above.

        International pre-tax income amounted to $11 million, an improvement of $36 million over the pre-tax loss for the corresponding quarter of the previous year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

	The international pre-tax loss attributable to the foreign domestic operations decreased by $11 million, or 27.2%. This improvement results largely from cost reductions from the Company's efforts to reduce unprofitable volume. The pre-tax income associated with export operations improved by $25 million, and resulted in an overall international profit for the second quarter of 1997. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on international and U.S. exports. Export volume generated outside the U.S. increased by 18.5% while U.S. origin export shipments increased by 6.5%. Despite generating an overall profit for the second quarter, UPS expects that there will be a continuing possibility of incurring overall losses in its international business for the near future.

        Net income increased by $21 million, or 6.6%, over the corresponding quarter of the prior year.

	As previously reported on Form 8-K, dated August 6, 1997, the IBT, which represents approximately 190,000 UPS employees, went on strike beginning at 12:01 a.m. August 4, 1997. Operations have been severely curtailed with efforts focused on delivering packages in the UPS system at the time of the strike and the delivery and pick-up of high priority packages that include domestic air express packages and international packages, with a priority placed on critical and emergency goods, where possible. Volume is currently at approximately 10% of normal operating levels. These reduced operations are continuing by utilizing non-union employees and union employees who have reported for work despite the strike.

         The IBT strike has already caused a substantial loss in volume. Management expects that revenues and earnings will continue to be adversely affected during the IBT strike. In addition, revenues and earnings for the third and fourth quarters of 1997 and beyond 1997 could be adversely affected. Management cannot predict the financial impact of the strike, which will depend in large part upon its duration. UPS expects that after a new labor agreement is reached, employee expense will increase. In addition, the Company may lose some customer accounts as a result of the strike.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 and 1996
---------------------------------------

	Revenue increased by $667 million, or 6.2%, for the six months ended June 30, 1997 over the six months ended June 30, 1996. For the six months ending June 30, 1997, domestic revenue totaled $10.055 billion, an increase of $699 million, or 7.5%, over the six months ended June 30, 1996, and international revenue totaled $1.455 billion, a decrease of $32 million, or 2.1%.

	Domestic revenue increased as a result of rate increases and higher volume, which was up 2.8%, and is inclusive of a 9.7% volume increase in higher yielding express packages.

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

	The decrease in international revenue was primarily attributable to a $90 million decrease in foreign domestic revenue, or 16.7%, offset by a $58 million increase in foreign export revenue, or 6.2%. The decrease in foreign domestic revenue results from a combination of a stronger U.S. dollar and a 7.8% decrease in volume. The Company has focused attention on higher margin volume which is intended to improve operating results in the long run but has reduced revenue in the short term. Export revenues increased primarily as a result of higher volume, which was up 11.3%.

	Operating expenses increased by $602 million, or 6.1%, resulting in comparable operating ratios of 91.0 during 1996 and 90.9 during 1997.

        Operating profit for the period increased $65 million, or 6.6%, as a result of higher revenue.

	Interest expense amounted to $78 million, an increase of $34 million over the corresponding period of the previous year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during the current period in comparison to the corresponding period of the previous year.

	Income before income taxes ("pre-tax income") increased $36 million, or 3.9%. Domestic pre-tax income amounted to $990 million, a decrease of $10 million, or 1.0%, over the corresponding period of the previous year. The decrease was primarily a result of higher interest costs as discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 and 1996
---------------------------------------

	The international pre-tax loss amounted to $20 million, a decrease of $46 million, or 69.8%, over the corresponding period's pre-tax loss of the previous year.

	The international pre-tax loss attributable to the foreign domestic operations decreased by $7 million, or 9.4%. The pre-tax income associated with export operations improved by $39 million. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on international and U.S. exports. Export volume generated outside the U.S. increased by 15.4%, while U.S. origin export shipments increased by 4.9%. UPS expects that there will be a continuing possibility of incurring overall losses in its international business for the near future.

	Net income increased by $8 million, or 1.4%, over the corresponding period of the prior year.

	The results of operations for the three months and six months ended June 30, 1997 are not likely to be indicative of the results to be expected for the full year. Reference is made here to the discussion included in the preceding section titled "Three Months Ended June 30, 1997 and 1996" regarding the IBT strike and its effect on the operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

	In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into several financing transactions during 1997. In February 1997, UPS issued $165 million of 6.875% Pound Sterling notes which are due in February 2000. In April 1997, UPS issued $200 million of 6.625% Euro Notes which are due April 2001. In July 1997, UPS issued $300 million of 6.25% Euro Notes which are due July 2000.
These Euro Notes were issued through the European medium-term note program established in 1996. In July 1997, this program was amended to increase the borrowing capacity from $500 million to $1 billion. Currently, $500 million is outstanding under the European medium-term note program.

         During the second quarter, UPS increased its Commercial Paper borrowing limits from $1.5 billion to $2.0 billion. As of June 30, 1997, UPS had a $458 million Commercial Paper balance outstanding. In May 1997, UPS renegotiated and extended one of two credit agreements with a consortium of banks increasing a revolving credit facility that would have otherwise expired on June 9, 1997, from $1.25 billion to $3.25 billion. This new agreement expires May 6, 1998.

        As discussed above in the results of operations for the three and six months ended June 30, 1997, the IBT strike has already caused a substantial loss in volume. Management expects that revenues and earnings will continue to be adversely affected during the IBT strike. In addition, revenues and earnings for the third and fourth quarters of 1997 and beyond 1997 could be adversely affected. Management cannot predict the financial impact of the strike, which will depend in large part upon its duration. The Company believes that its current assets and available credit, including the funds described above, are adequate to support the Company's operations during the strike.
The Company also believes that after a new labor agreement is reached, internally generated resources, funds described above, and other credit facilities will provide adequate sources of liquidity and capital resources to meet its expected long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

	During 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years and the 1988 through 1990 tax years. Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS




        This Management's Discussion and Analysis of Financial Condition and the Results of Operations and Liquidity and Capital Resources contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of UPS and its management. Such forward-looking statements involve risks and uncertainties with respect to future events and may be affected by such matters as, among others, the duration of the IBT strike, the cost of a new collective bargaining agreement, the number of UPS customers who elect to do business with competitors of UPS, and, as to international operations such matters as future operating losses.

                                    PART II
                                    -------

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

	The annual meeting of shareowners of the Registrant was held on May 8, 1997.

	Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

	The results of the voting by the shareowners for directors are presented below.
                                                           Percent of
      Director                  Number of Votes           Total Voting
      --------                  ---------------           ------------
John W. Alden                For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
William H. Brown, III        For        490,188,202          99.58%
                             Withheld     2,056,317           0.42%
Robert J. Clanin             For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
Carl Kaysen                  For        490,188,202          99.58%
                             Withheld     2,056,317           0.42%
James P. Kelly               For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
Gary E. MacDougal            For        490,191,535          99.58%
                             Withheld     2,052,984           0.42%
Joseph R. Moderow            For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
Kent C. Nelson               For        490,208,280          99.59%
                             Withheld     2,036,239           0.41%
Victor A. Pelson             For        490,210,072          99.59%
                             Withheld     2,034,447           0.41%
John W. Rogers               For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
Charles L. Schaffer          For        490,210,080          99.59%
                             Withheld     2,034,439           0.41%
Robert M. Teeter             For        490,210,076          99.59%
                             Withheld     2,034,443           0.41%
Calvin E. Tyler Jr.          For        490,208,280          99.59%
                             Withheld     2,036,239           0.41%

                                   PART II
                                   -------


	Two proposals (designated Item Nos. 2 and 3) were submitted by the Board of Directors. The proposals and the results of the voting by the stockholders are presented below.


                                                              Percent of
                                                                 Total
                                        Number of Votes         Voting
                                        ---------------         ------

2.    To consider approval of an       For      489,342,326     99.41%
amendment to and restatement of        Against    1,791,529      0.36%
the UPS 1996 Stock Option plan         Abstain    1,110,664      0.23%

3.     To confirm the appointment
of Deloitte & Touche LLP,              For      490,285,423     99.60%
independent auditors, as auditors      Against    1,891,491      0.39%
of UPS and its subsidiaries for        Abstain       67,605      0.01%
the year ending December 31, 1997



Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
a)   Exhibits:
     (4) Instruments defining the rights of security holders, including indentures

             (a)     Specimen Certificate of                 Available to the
                     $300,000,000 of 6.25% Euro Notes        Commission upon
                     Notes due July 7, 2000                  request

             (b)     Indenture relating to                   Available to the
                     $300,000,000 of 6.25% Euro Notes        Commission upon
                     Notes due July 7, 2000                  request

             (c)     Specimen Certificate of                 Available to the
                     $1,000,000,000 of Temporary             Commission upon
                     and Permanent Global Notes in           request
                     connection with the European
                     medium term note program

             (d)     Indenture relating to the               Available to the
                     $1,000,000,000 European                 Commission upon
                     medium term note program                request


b)	Reports on Form 8-K: The Company filed a Form 8-K Current Report on
August 6, 1997 (Date of Earliest Event Reported: August 4, 1997), reporting a strike called by the International Brotherhood of Teamsters.

                             EXHIBIT INDEX
                             -------------


     (4) Instruments defining the rights of security holders, including indentures

             (a)     Specimen Certificate of                 Available to the
                     $300,000,000 of 6.25% Euro Notes        Commission upon
                     Notes due July 7, 2000                  request

             (b)     Indenture relating to                   Available to the
                     $300,000,000 of 6.25% Euro Notes        Commission upon
                     Notes due July 7, 2000                  request

             (c)     Specimen Certificate of                 Available to the
                     $1,000,000,000 of Temporary             Commission upon
                     and Permanent Global Notes in           request
                     connection with the European
                     medium term note program

             (d)     Indenture relating to the               Available to the
                     $1,000,000,000 European                 Commission upon
                     medium term note program                request

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      UNITED PARCEL SERVICE OF AMERICA, INC.
                                      --------------------------------------
                                                    (Registrant)




                                      By:  ---------------------------------
                                           Robert J. Clanin
                                           Senior Vice President,
                                           Treasurer and
                                           Chief Financial Officer




















Date:   August 14, 1997