Form 10-Q
period 1997-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1997-11-13
CIK 809697

             SECURITIES AND EXCHANGE COMMISSION


                   Washington, D.C. 20549
                          FORM 10-Q


         Quarterly Report Under Section 13 or 15 (d)
           of the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1997


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


                     570,000,000 shares
             Outstanding as of November 13, 1997

            PART I. ITEM 1- FINANCIAL INFORMATION
  UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
    September 30, 1997 (unaudited) and December 31, 1996
             (In millions except share amounts)

ASSETS                                                1997        1996
------                                                ----        ----
CURRENT ASSETS:
    Cash and short-term investments                 $ 1,663     $   392
    Accounts receivable                               2,269       2,341
    Prepaid employee benefit costs                      457         401
    Materials, supplies and prepaid expenses            509         581
    Common stock held for stock plans                   667         540
                                                     ______      ______
            TOTAL CURRENT ASSETS                      5,565       4,255

PROPERTY, PLANT AND EQUIPMENT (including aircraft
    under capitalized lease obligations)- at
    cost, net of accumulated depreciation and
    amortization of $7,337 in 1997 and $6,778 in
    1996                                             10,806      10,230

OTHER ASSETS                                            412         469

                                                    $16,783     $14,954
                                                     ======      ======
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
CURRENT LIABILITIES:
    Commercial paper                                $   900     $     -
    Accounts payable                                  1,226       1,155
    Accrued wages and withholdings                    1,177       1,201
    Dividends payable                                     -         194
    Deferred income taxes                               150         149
    Other current liabilities                           654         459
                                                     ______      ______
            TOTAL CURRENT LIABILITIES                 4,107       3,158

LONG-TERM DEBT (including capitalized lease
    obligations), net of current maturities
    of $34 in 1997 and $18 in 1996                    2,885       2,573
                                                     ------      ------
ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                      897         841
                                                     ------      ------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES         2,711       2,481

SHAREOWNERS' EQUITY:
    Preferred stock, no par value,
      Authorized 200,000,000 shares, none issued          -           -
    Common stock, par value $.10 per share,
      Authorized 900,000,000 shares, issued
      570,000,000, net of 10,000,000 in treasury         57          57
    Additional paid-in capital                           95          95
    Retained earnings                                 6,092       5,728
    Cumulative foreign currency adjustments             (61)         21
                                                     ------      ------
                                                      6,183       5,901
                                                     ------      ------
                                                    $16,783     $14,954
                                                     ======      ======


                See notes to consolidated financial statements.

  UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
  Three Months and Nine Months Ended September 30, 1997 and 1996
           (In millions except per share amounts)
                         (unaudited)





                        Three Months Ended        Nine Months Ended
                        ------------------        -----------------
                          1997       1996         1997       1996
                          ----       ----         ----       ----

Revenue                 $4,810      $5,585      $16,320    $16,428
                         -----       -----       ------     ------
Operating Expenses:
  Compensation and
   benefits              2,979       3,302        9,776      9,815
  Other                  1,817       1,701        5,486      5,052
                         -----       -----       ------     ------
                         4,796       5,003       15,262     14,867

Operating Profit            14         582        1,058      1,561
                         -----       -----       ------     ------
Other income and
(expense):
  Interest income           28           9           47         28
  Interest expense         (57)        (20)        (135)       (64)
  Miscellaneous, net        (1)         (5)         (16)       (25)
                         -----       -----       ------     ------
                           (30)        (16)        (104)       (61)

Income(loss)before
   income taxes            (16)        566          954      1,500

Income taxes                (6)        226          396        600
                         -----       -----       ------     ------

Net income (loss)      $   (10)     $  340      $   558    $   900
                         =====       =====       ======     ======
Net income (loss)
   per share           $ (0.02)     $ 0.60      $  0.98    $  1.58
                         =====       =====       ======     ======





           See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 1997
                                  (In millions)
                                   (unaudited)


                                                        Cumulative
                                   Additional             Foreign     Total
                     Common  Stock   Paid-In  Retained   Currency   Shareowners'
                     -------------
                     Shares Amount   Capital  Earnings  Adjustments    Equity
                     ------ ------   -------  --------  -----------    ------
Balance, January 1,
 1997                  570    $57     $95      $5,728       $21        $5,901
 Net income              -      -       -         558         -           558
 Gain on issuance of
   common stock held
   for stock plans       -      -      26           -         -            26
 Exercise of stock
   options               -      -     (26)          -         -           (26)
 Dividends
   ($0.35 per share)     -      -       -        (194)        -          (194)
 Foreign currency
   adjustments           -      -       -           -       (82)          (82)
                       ---    ---     ---      ------      ----        ------
Balance, September
 30, 1997              570    $57     $95      $6,092      $(61)       $6,183
                       ===    ===     ===      ======      ====        ======





                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1997 and 1996
                                 (In millions)
                                  (unaudited)

                                                       1997      1996
                                                       ----      ----
Cash flows from operating activities:
    Net income                                        $  558    $  900
      Adjustments to reconcile net income to net
      cash provided from operating activities:
        Depreciation and amortization                    757       706
        Postretirement benefits                           56        60
        Deferred taxes, credits, and other               213       197
        Changes in assets and liabilities:
          Accounts receivable                             72      (261)
           Prepaid employee benefit costs                (56)      154
           Materials, supplies and prepaid
               expenses                                   72       (55)
           Common stock held for stock plans            (127)      (86)
           Accounts payable                               71       174
           Accrued wages and withholdings                (24)       20
           Dividends payable                            (194)     (178)
           Other current liabilities                     179        17
                                                       -----     -----
    Net cash provided from operating activities        1,577     1,648
                                                       -----     -----
Cash flows from investing activities:
    Capital expenditures                              (1,480)   (1,470)
    Disposals of property, plant and equipment           106        45
    Other asset receipts                                  46        20

    Net cash (used in) investing activities           (1,328)   (1,405)

Cash flows from financing activities:
    Proceeds from borrowings                           1,949       878
    Repayment of borrowings                             (717)     (795)
    Dividends                                           (194)     (186)
    Other transactions                                     -        15
                                                       -----     -----
    Net cash provided by(used in)
      financing activities                             1,038       (88)
                                                       -----     -----
Effect of exchange rate changes on cash                  (16)       10
                                                       -----     -----
Net increase in cash and short-term investments        1,271       165

Cash and short-term investments:
    Beginning of period                                  392       211
                                                       -----     -----
    End of period                                     $1,663    $  376
                                                       =====     =====
Cash paid during the period for:
    Interest (net of amount capitalized)              $   78    $   56
                                                       =====     =====
    Income taxes                                      $  147    $  324
                                                       =====     =====

       See notes to consolidated financial statements.

       UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Three Months and Nine Months Ended September 30, 1997 and 1996
                                 (unaudited)


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

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

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

  UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Three Months and Nine Months Ended September 30, 1997 and
                            1996
                         (unaudited)


    In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. While the Tax Court will not render its decision for at least twelve to eighteen months, management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

     The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for periods after 1990.

     The Company is a defendant in various employment-related lawsuits. Two of these actions allege employment discrimination by the Company. Class action status has been granted in one case and plaintiff's motion for class action status is pending in the other. In addition, the United
States Equal Employment Opportunity Commission has moved to intervene in one of the cases. Also, lawsuits have been filed on behalf of more than 250 former contract pilots against the Company, alleging, among other things, that in the late 1980's the Company did not fulfill offers of employment to individuals to serve as pilots of Company-operated aircraft. These cases generally do not allege specific amounts of damages. However, one of these cases has been tried and resulted in a jury verdict, which was affirmed on appeal. Though the compensatory and punitive damages awarded were substantial, they were not material to the Company. Each of the pending employment-related lawsuits is in its early stages, and the Company is at present unable to estimate its exposure.

4. Certain prior period amounts have been reclassified to conform to the current period presentation.

5. The Company experienced a strike from August 4, 1997 through August 19, 1997 by the International Brotherhood of Teamsters ("IBT"), which represents approximately 190,000 UPS employees. During the strike, the Independent Pilot Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The strike severely limited U.S. domestic air and ground operations during that period and also curtailed International export operations, mainly U.S. export volume. This resulted in a net loss of approximately $211 million for the month ended August 31, 1997, which affected results for the third quarter of 1997.

          ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

     As previously reported, the International Brotherhood of Teamsters ("IBT"), which represents approximately 190,000 UPS employees, was on strike from August 4, 1997 through August 19, 1997. In addition, the Independent Pilot Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The new collective bargaining agreement negotiated in August with the IBT was approved by a vote of the IBT membership on October 9, 1997, however, two IBT local unions have not yet ratified the relevant local supplements to the collective bargaining agreement. The new collective bargaining agreement extends through July 31, 2002. Management does not believe the terms of the new agreement will have a material adverse effect on operating margins. Further, the Company's collective bargaining agreement with the IPA became amendable on January 1, 1996. The Company proposed a new agreement to the IPA, which was rejected by a vote of the Company's IPA-represented pilots on October 1, 1997. The Company anticipates that the parties to these contract negotiations will not be released from mandatory mediation, if at all, until after the Christmas season.

     The IBT strike severely limited U.S. domestic air and ground operations during August and also curtailed international export operations, mainly U.S. export volume.
This resulted in a net loss of approximately $211 million for the month ended August 31, 1997.

    For the three months ended September 30, 1997, revenue decreased by $775 million, or 13.9%, in comparison with the three months ended September 30, 1996. For the third quarter of 1997, domestic revenue totaled $4.138 billion, a decrease of $712 million, or 14.7%, over the third quarter of 1996, and international revenue totaled $672 million, a decrease of $63 million, or 8.6%.

    Domestic revenue decreased as a result of the significant drop in volume caused by the strike. Volume decreased 19.5% for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. This decrease is inclusive of an 8.7% volume decrease in higher yielding express packages. Although volume has not returned to pre-strike levels, the month ended September 30, 1997 showed significant improvement, with domestic revenues at levels comparable with the month ended September 30, 1996. Management has implemented several initiatives to restore customer volume.

    The decrease in international revenue was primarily attributable to a $40 million decrease in foreign domestic revenue, or 15.7%, further reduced by a $23 million decrease in foreign export revenue, or 4.9%. The decrease in foreign domestic revenue resulted primarily from a stronger U.S. dollar. Export revenues decreased primarily as a result of a stronger U.S. dollar despite higher volume, which was up 4.9%. Volume increases were somewhat curtailed as a result of the strike.

    Operating expenses decreased by $207 million, or 4.1%. The operating ratio deteriorated from 89.6 during the third quarter of 1996 to 99.7 during the third quarter of 1997 due to the significant decrease in revenues from the strike. The operating ratio was 89.7 for the month ended September 30, 1997 as a result of improved revenues.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

     Operating profit for the period decreased $568 million, or 97.6% as a result of the lower revenues. Operating profits for the month ended September 30, 1997 returned to levels comparable to the month ended September 30, 1996.

     Interest expense amounted to $57 million, an increase of $37 million over the corresponding quarter of the previous year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during the third quarter in comparison to the corresponding quarter of the previous year. In addition, interest income increased by $19 million as a result of correspondingly higher cash and short-term investment balances.

    Income before income taxes ("pre-tax income") decreased $582 million, or 102.9%. Domestic pre-tax income amounted to $14 million, a decrease of $607 million, or 97.7% over the corresponding quarter of the previous year. The decrease was a result of the strike and increased interest costs.

    The international pre-tax loss amounted to $30 million, an improvement of $25 million over the pre-tax loss for the corresponding quarter of the previous year.

    The international pre-tax loss attributable to the foreign domestic operations decreased by $15 million, or 29.5%. This improvement results largely from cost reductions from the Company's efforts to reduce unprofitable volume. The pre-tax income associated with export operations improved by $10 million. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins. Export volume generated outside the U.S. increased by 13.0%, while U.S. origin export shipments decreased by 7.9%, which is attributable to the strike, as described above. UPS expects that there will be a continuing possibility of incurring overall losses in its international business for the near future.

     Net income decreased by $350 million, or 102.9%, over the corresponding quarter of the prior year, as a result of the strike.

     As noted above, revenues and earnings were adversely affected during the strike and for a brief period afterwards while operations were gearing back up to meet customer needs. Although the financial impact of the strike may continue into the future, Management currently believes that the threat of a material adverse effect on revenues and earnings for the fourth quarter of 1997 and beyond 1997 has been substantially mitigated as a result of better than anticipated, post-strike operating results and cost cutting initiatives currently being undertaken.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

    Reference is made here to the discussion included in the preceding section titled "Three Months Ended September 30,
1997 and 1996" regarding the IBT strike ("the strike") and its effect on the operations of the Company.

    Revenue decreased by $108 million, or 0.7%, for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. For the nine months ended September 30, 1997, domestic revenue totaled $14.193 billion, a slight decrease of $13 million, or 0.1%, over the nine months ended September 30, 1996, and international revenue totaled $2.127 billion, a decrease of $95 million, or 4.3%.

    Domestic revenue decreased as a result of lower volume, which was down 4.7% due to the strike. The overall decrease in volume is inclusive of a 3.5% volume increase in higher yielding express packages, which was also depressed as a result of the strike.

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

    The decrease in international revenue was primarily attributable to a $130 million decrease in foreign domestic revenue, or 16.4%, offset by a $35 million increase in foreign export revenue, or 2.5%. The decrease in foreign domestic revenue results primarily from a stronger U.S. dollar and a 5.5% decrease in volume. The Company has focused attention on higher margin volume which is intended to improve operating results in the long run but has reduced revenue in the short term. Export revenues increased primarily as a result of higher volume, which was up 9.2%.

    Operating expenses increased by $395 million, or 2.7%. A combination of increased operating expenses along with decreased revenues from the strike resulted in a deterioration of the operating ratio from 90.5 during 1996 to
93.5 during 1997.

    Operating profit for the period decreased $503 million, or 32.2%, as a result of lower revenues and increased operating expenses.

    Interest expense amounted to $135 million, an increase of $71 million over the corresponding period of the previous year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during the current period in comparison to the corresponding period of the previous year. In addition, interest income increased by $19 million as a result of correspondingly higher cash and short-term investment balances.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

     Income before income taxes ("pre-tax income") decreased $546 million, or 36.4%. Domestic pre-tax income amounted to $1.004 billion, a decrease of $617 million, or 38.1%, over the corresponding period of the previous year. The decrease was a result of the strike and higher interest costs as discussed above.

     The international pre-tax loss amounted to $50 million, an improvement of $71 million, or 58.5%, over the corresponding period's pre-tax loss of the previous year.

    The international pre-tax loss attributable to the foreign domestic operations decreased by $22 million, or 17.2%. This improvement results largely from cost reductions from the Company's efforts to reduce unprofitable volume.
The pre-tax income associated with export operations improved by $49 million. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on international and U.S. exports. Export volume generated outside the U.S. increased by 14.6%, while U.S. origin export shipments increased by 0.7%. Export volume, primarily U.S. origin, was somewhat depressed as a result of the strike. UPS expects that there will be a continuing possibility of incurring overall losses in its international business for the near future.

    Net income decreased by $342 million, or 38.0%, over the corresponding period of the prior year as a result of the strike.

    The results of operations for the three months and nine months ended September 30, 1997 are not likely to be indicative of the results to be expected for the full year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

    In recognition of a continuing need for borrowing over the near term, and to take advantage of attractive borrowing costs in medium-term debt markets, UPS has entered into several financing transactions during 1997. In February 1997, UPS issued $165 million of 6.875% Pound Sterling notes which are due in February 2000. In April 1997, UPS issued $200 million of 6.625% Euro Notes which are due April 2001. In July 1997, UPS issued $300 million of 6.25% Euro Notes which are due July 2000. These Euro Notes were issued through the European medium-term note program established in 1996. In July 1997, this program was amended to increase the borrowing capacity from $500 million to $1 billion. Currently, $500 million is outstanding under the European medium-term note program. During 1997, UPS also entered into a series of capital lease transactions which provided $229 million for the acquisition of aircraft at favorable rates.

     As previously reported, the International Brotherhood of Teamsters ("IBT"), which represents approximately 190,000 UPS employees, was on strike from August 4, 1997 through August 19, 1997. In addition, the Independent Pilot Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The new collective bargaining agreement negotiated in August with the IBT was approved by a vote of the IBT membership on October 9, 1997, however, two IBT local unions have not yet ratified the relevant local supplements to the collective bargaining agreement which affect them. The new collective bargaining agreement extends through July 31, 2002. Management does not believe the terms of the new agreement will have a material adverse effect on operating margins. Further, the Company's collective bargaining agreement with the IPA became amendable on January 1, 1996. The Company proposed a new agreement to the IPA, which was rejected by a vote of the Company's IPA-represented pilots on October 1, 1997. The Company anticipates that the parties to these contract negotiations will not be released from mandatory mediation, if at all, until after the Christmas season.

     The IBT strike severely limited U.S. domestic air and ground operations during August and also curtailed international export operations, mainly U.S. export volume.
This resulted in a net loss of approximately $211 million for the month ended August 31, 1997.

    During the second quarter, UPS increased its Commercial Paper borrowing limits from $1.5 billion to $2.0 billion. As of September 30, 1997, UPS had a $1.424 billion commercial paper balance outstanding. Since UPS does not have the intent to refinance the full commercial paper balance outstanding at September 30, 1997, $900 million has been reclassified as a short-term liability. In May 1997, UPS renegotiated and extended one of two credit agreements with a consortium of banks increasing a revolving credit facility that would have otherwise expired on June 9, 1997, from $1.25 billion to $3.25 billion. This new agreement expires May 6, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


      The Company's current assets and commercial paper program were adequate to support operations during the strike. Management believes that the funds described above, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

    During 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1987 tax years and the 1988 through 1990 tax years.
In addition, the Company is a defendant in various employment-related lawsuits. Each of the pending employment-related lawsuits is in its early stages, and the Company is at present unable to estimate its exposure. Reference is made here to Note 3 to the accompanying unaudited consolidated financial statements for more information.

     This Management's Discussion and Analysis of Financial Condition and the Results of Operations and Liquidity and Capital Resources contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of UPS and its management. Such forward-looking statements involve risks and uncertainties with respect to future events, and could be affected by future events such as, for example, continued success in the recovery of volume lost as a result of the strike, and, as to international operations, such matters as future operating losses.

                           PART II


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

a)    Exhibits:
    (10)    Material Contracts
          (a) UPS 1996 Stock Option plan, as amended and restated on September 19, 1997

b) Reports on Form 8-K: The Company filed a Form 8-K Current Report on August 6, 1997 (Date of Earliest Event Reported: August 4, 1997), reporting a strike called by the International Brotherhood of Teamsters.

                        EXHIBIT INDEX
                        -------------


    (10)    Material Contracts

        (a) UPS 1996 Stock Option plan, filed herewith, as amended and restated on September 19, 1997

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






                                UNITED PARCEL SERVICE OF AMERICA, INC.
                                --------------------------------------
                                            (Registrant)




                        By: _____________________________________
                            Robert J. Clanin
                            Senior Vice President,
                            Treasurer and
                            Chief Financial Officer

































Date:   November 13, 1997