Form 10-K
period 1997-12-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1998-03-27
CIK 809697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                               ---------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 0-4714

                    UNITED PARCEL SERVICE OF AMERICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              95-1732075
   (State of other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


       55 GLENLAKE PARKWAY, NE                         30328
          ATLANTA, GEORGIA                          (Zip Code)
   (Address of principal executive
              offices)

                                (404) 828-6000
             (Registrant's telephone number, including area code)

                               ---------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                None                                REGISTERED
                               ---------------         None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $32.00, the price per share at which the registrant expressed its willingness to purchase its shares from shareowners wishing to sell their shares on February 28, 1998, was $16,099,214,656.

  The number of shares of United Parcel Service of America, Inc. Common Stock outstanding as of February 28, 1998 was 562,000,000. The number of shares of United Parcel Service of America, Inc. Common Stock subject to the UPS Managers Trust and the UPS Employees Stock Trust outstanding, as of February 28, 1998, was 330,307,873.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for April 30, 1998 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  United Parcel Service of America, Inc. ("UPS"), through its subsidiaries, provides specialized transportation and logistics services, primarily through the pickup and delivery of packages and documents. Service is offered throughout the United States and over 200 other countries and territories around the globe. In terms of both revenue and volume, UPS is the largest package distribution company in the world, with revenues of over $22 billion in 1997 generated by the delivery of more than three billion packages and documents. UPS provides a daily pickup service for over 1.6 million customers.

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

  UPS was originally organized in the State of Washington in 1907 and was reincorporated in the State of Delaware in 1930. When used herein, the terms "UPS" and the "Company" refer to United Parcel Service of America, Inc., a Delaware corporation, and its subsidiaries.

DELIVERY SERVICE IN THE UNITED STATES

  UPS offers pickup and delivery of packages by means of ground and air transportation throughout the United States. United States domestic business accounted for approximately 86.9%, 86.6%, and 86.7% of the Company's consolidated revenue in 1997, 1996 and 1995, respectively. For additional financial information relating to domestic and international operations, see
Note 10 to the Consolidated Financial Statements filed herewith.

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

  In addition to UPS's standard ground delivery product, UPS Hundredweight Service(R) offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one consignee at one address, shipped on the same day. Customers can realize significant savings on these shipments compared to regular ground or air service rates. UPS Hundredweight Service is available in all 48 contiguous states.

 Domestic Air Services

  UPS provides domestic air delivery throughout the United States, with electronic tracking information available for all time definite services. The Company's premium express service is UPS Next Day Air(R), which offers guaranteed next business day delivery by 10:30 a.m. to more than 76% of the United States population, delivery by noon to areas covering an additional 14%, and end-of-day delivery to the remainder. Saturday delivery is offered for UPS Next Day Air shipments for an additional fee.

  UPS Early A.M.(R) service guarantees next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. to approximately 1,400 cities nationwide. UPS Early A.M. service is available from virtually all overnight shipping locations coast to coast. In addition, UPS Next Day Air Saver(R) offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations in the 48 contiguous United States and by the end of the day to residential destinations.

  UPS offers three options for customers who desire less expensive guaranteed delivery services. UPS 2nd Day Air A.M.(SM) provides guaranteed delivery of packages and documents by noon of the second business day. UPS 2nd Day Air(R) provides guaranteed delivery of packages and documents in two business days and 3 Day Select(R) provides guaranteed delivery in three business days. Developed primarily for customers who have time-definite delivery needs, 3 Day Select is priced between traditional ground and air express services.

  SonicAir(R) service offers same-day or "next flight out" delivery service to virtually any location in the continental United States from delivery pickup locations in the United States, as well as to many international business centers. Same day and logistics services, including critical parts warehousing, are available through SonicAir service 24 hours a day, 365 days a year.

  In 1997, UPS continued to invest in new equipment, primarily in the form of additional aircraft and facility expansions. During 1997, UPS took delivery of 10 Boeing 757-200 freighter aircraft and seven Boeing 767-300 freighter aircraft. See "Properties--Aircraft."

  UPS continues to improve its domestic air service through expansion of its regional air hub network. The Company's domestic regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA and Rockford, IL. Louisville, KY is the site of the Company's all-points domestic and international air hub, where most of the Company's air volume is processed. A new automated sorting facility, "Hub 2000," is currently under construction in Louisville, KY, and is expected to commence partial operations in 2000. This new facility is expected to nearly double UPS's hub capability in Louisville.

INTERNATIONAL DELIVERY SERVICE

  UPS delivers international shipments to more than 200 countries and territories worldwide, providing guaranteed overnight delivery to many of the world's most important business centers. International domestic and export business accounted for approximately 13.1%, 13.4%, and 13.3% of consolidated revenues in 1997, 1996 and 1995, respectively. For additional financial information relating to domestic and international operations, see Note 10 to the Consolidated Financial Statements filed herewith.

  Throughout 1997, UPS continued to develop its global delivery and logistics network. UPS offers a complete portfolio of services across major European countries that are designed to provide a uniform service offering. This portfolio includes guaranteed 8:30 a.m. and 10:30 a.m. next business day delivery to major cities, as well as scheduled day-definite ground service.

  UPS Worldwide Express provides door-to-door, customs-cleared delivery to over 200 countries and territories. This service includes guaranteed overnight delivery of documents from major U.S. cities to many international business centers. For package delivery, UPS Worldwide Express provides guaranteed overnight delivery to major cities in Mexico and Canada, and guaranteed second business day delivery by 10:30 a.m. for packages to over 290 cities in Europe. Shipments to other destinations via UPS Worldwide Express are generally delivered in two business days.

  UPS Worldwide Express Plus complements the regular express service by providing guaranteed early morning delivery options from international locations to major cities around the world, and guaranteed early morning second business day delivery from the United States to over 150 cities in Europe.

  UPS also offers UPS Worldwide Expedited service. This service is an alternative to traditional air freight and is designed to meet customers' requirements for their routine shipments that do not require overnight or express delivery. Shipments to Mexico and Canada are delivered in three business days and shipments to most major destinations in Europe and Asia are generally delivered in four business days. Both UPS Worldwide Express and Worldwide Expedited services are offered between many international locations and from international locations to the United States, though the time and delivery guarantees provided from the international locations may vary from country to country.

  UPS Standard service is offered between the United States and Canada and between European countries. Standard service is a door-to-door, time-definite ground service offering full tracking capabilities. SonicAir service also provides international deliveries with a next-flight-out service for urgent letters and packages. This service generally provides 24 hour delivery service to more than 180 countries.

  In February 1998, UPS introduced two new shipment pricing options for UPS Worldwide Express and UPS Worldwide Express Plus, the UPS 10KG Box(TM) and the UPS 25KG Box(TM). These new options offer a simple, convenient door-to-door fixed-rate shipping solution for express shipments up to 10 kilograms and 25 kilograms. Customers using this packaging option receive flat rates based on destination.

  The Company has a European air hub in Cologne, Germany and an Asian-Pacific air hub in Taipei, Taiwan.

OTHER SERVICES

  UPS offers additional services such as Consignee Billing, Delivery Confirmation and Call Tag Service to those customers who require customized package distribution solutions. Consignee Billing was designed for customers who receive large volumes of merchandise from a number of vendors. UPS bills these consignee customers directly for their shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries and is available throughout the United States and Puerto Rico. Immediate confirmation is also available upon request. UPS Call Tag Service provides pick-up and prompt return of packages previously delivered by UPS from any address in the 48 contiguous states. The package is picked up and returned to the original shipper via ground service.

  UPS also provides a family of electronic shipping and tracking solutions under the UPS OnLine(R) shipping system. UPS OnLine(R) Office is software which helps shippers streamline their shipping activities. It processes shipments, prints address labels and tracks packages from a desktop computer. Office software supports international shipments as easily as domestic and quickly prepares any export documentation. UPS OnLine(R) Professional is designed to support a complex shipping environment with solutions for domestic and international shipping. It combines a powerful shipping and tracking system with sophisticated information management tools. UPS OnLine(R) Tracking software is easily installed on personal computers and provides the user with immediate tracking and delivery information for packages anywhere in the world. Packages can be tracked with a tracking number or the shipper's own reference number. UPS OnLine(R) Host Access is powerful, flexible software that is installed on a shipper's host computer system, linking UPS shipping information directly to all parts of the customer's organization. UPS OnLine Host Access can be used to enhance and streamline the customer's sales, service, distribution and accounting functions by providing direct access to vital transportation planning, shipment status and merchandise delivery information.

  The UPS Internet site at www.ups.com brings a wide array of information services to customers worldwide. Package tracking, pick-up requests, rate quotes, transit time predictions and supply ordering services are all easily available at the customer's desktop. The site also displays full domestic and international service information and provides an avenue for customers to download UPS software. During the second quarter of 1998, the Company plans to offer UPS Document Exchange(TM), a suite of document delivery and management services. UPS Document Exchange will allow customers to securely send documents over the Internet by providing maximum encryption levels, as well as user authentication, proof of delivery and archiving.

RATES

  During the first quarter of 1998, rates for standard ground shipments were increased an average of 3.6% for commercial deliveries, and the ground residential premium increased from $.80 to $1.00 over the commercial ground rate. In addition, rates for UPS Next Day Air, UPS 2nd Day Air and 3 Day Select each increased approximately 3.3%. Rates for international shipments originating in the United States did not increase for UPS Worldwide Express, UPS Worldwide Expedited and UPS Standard Service to Canada. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market.

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

  Competition is increasingly based on the ability of carriers to offer highly reliable, customized delivery solutions, rich with information, at competitive prices. UPS endeavors to attract customers by offering value-added services such as delivery guarantees, tracking services and performance reports. In recent years, the Company has directed a large portion of its resources to compete for higher revenue, "premium" service packages and documents (such as UPS Next Day Air, UPS 2nd Day Air, 3 Day Select and UPS Worldwide Express) as well as for commercial, or "business-to-business" packages.

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

  The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft which have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Total expenditures under these programs for 1997 were approximately $17.9 million. Each of these programs requires that UPS make periodic inspections of its aircraft. These inspections may result in a determination that additional repairs are required under these programs. Hence, the future cost of such repairs pursuant to the programs may fluctuate.

  Ground transportation of packages by UPS in the United States is subject to the jurisdiction of the DOT, with respect to the regulation of rates, routes and services, while the states maintain regulation over such areas as safety, insurance and hazardous materials. UPS is subject to similar regulation in many foreign jurisdictions.

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

  On July 10, 1997, the Postal Service filed a request for a general rate increase with the Commission. Shortly before filing this request, the Postal Service withdrew an earlier request involving parcel classifications and incorporated that request with the current rate filing. On July 14, 1997, UPS filed a notice of intervention with the Commission. Proceedings in the current rate case are scheduled to continue through April, 1998, after which the Commission will render its recommended decision.

  Legislation is pending that would result in significant amendments to the Act. If the pending legislation were to be adopted, it would introduce a form of rate-cap regulation of monopoly services, loosen regulation of competitive services and, for certain matters, strengthen the powers of the Commission.

OTHER OPERATIONS

  Several of the Company's other operations have been grouped together under UPS Logistics Group, Inc. ("Logistics Group"), which was formed in early 1996. Logistics Group is the parent company for six subsidiaries that encompass the core of these operations.

  UPS Worldwide Logistics, Inc. ("Worldwide Logistics"), a subsidiary of Logistics Group, is a third-party provider of supply chain management solutions for a number of industries, including high-tech, telecommunications, apparel, automotive, and electronics. Worldwide Logistics designs and operates basic inventory, warehouse, and transportation management services, as well as complex integrated logistics services for its customers' inbound, outbound, and international logistics needs. Worldwide Logistics operates warehouses in the United States, Mexico, Singapore, Hong Kong, Japan, the Netherlands, Germany, Taiwan, France and the United Kingdom, using state of the art information systems that reduce customers' distribution and capital costs.

  UPS Truck Leasing, Inc. ("UPS Truck Leasing"), a subsidiary of Logistics Group, rents and leases trucks and tractors to commercial users under full-service rental agreements. In addition, UPS Truck Leasing provides maintenance for other companies' fleets of vehicles on a contract basis. The other companies in the Logistics Group include: Roadnet Technologies, Inc., a route scheduling software developer; Diversified Trimodal, Inc., also known as Martrac, which transports produce and other commodities in temperature-controlled trailers over railroads; SonicAir, Inc. which provides same day and next-flight-out delivery services and critical parts warehousing; and Worldwide Dedicated Services, Inc., which provides dedicated contract carrier services.

ENVIRONMENTAL REGULATION

  The Clean Air Act Amendments of 1990 require a ten-year phase-in of clean-fuel vehicles by certain fleets in urban areas with the worst air quality problems. UPS began a project in 1989 using clean compressed natural gas ("CNG") as a fuel in some package cars. By the end of 1997, more than 800 package cars were running on CNG in various cities. The EPA's final rules under the Clean Air Act Amendments of 1990 established regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The regulations exempt clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, which include truck bans and time-of-day restrictions. The regulations also permit the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.

  All of the aircraft owned by UPS meet Stage III federal noise regulations. For additional information regarding compliance with such regulations, see
Item 2, "Properties--Aircraft."

EMPLOYEES

  As of January 31, 1998, the Company employed approximately 330,000 employees. Approximately 104,000 full-time and 151,000 part-time employees are represented by various labor unions, primarily the International Brotherhood of Teamsters ("IBT"). UPS and the IBT are parties to a five-year Master Agreement which expires July 31, 2002. In addition, UPS employs approximately 2,000 pilots, represented by the Independent Pilots Association ("IPA"). UPS recently concluded negotiations with the IPA on an eight-year agreement which becomes amendable on December 31, 2003. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

  Listed below is certain information relating to the executive officers and management of UPS.

                                                  PRINCIPAL OCCUPATION
                                                 AND EMPLOYMENT DURING
          NAME AND OFFICE           AGE       AT LEAST THE LAST FIVE YEARS
          ---------------           ---       ----------------------------
 John W. Alden....................      56 Director (1988 to present), Vice
  Vice Chairman, Senior Vice            Chairman (1996 to present), Senior Vice
  President and Director                President and Business Development
                                        Group Manager (1986 to present)
 Robert J. Clanin.................   54 Director (1996 to present), Senior Vice
  Senior Vice President,                President, Treasurer and Chief
  Treasurer, Chief Financial            Financial Officer (1994 to present),
  Officer and Director                  Finance Manager (1990 to 1994)
 Calvin Darden....................   48 Senior Vice President and U.S.
  Senior Vice President                 Operations Manager (1998 to present),
                                        Corporate Quality Manager (1995 to
                                        1998), Region Manager (1993 to 1995),
                                        District Manager (1991 to 1993)
 Michael L. Eskew.................   48 Senior Vice President (1996 to
  Senior Vice President                 present), Engineering Group Manager
                                        (1996 to present), Corporate Industrial
                                        Engineering Manager (1993 to 1996),
                                        District Manager (1991 to 1993)
 James P. Kelly...................   54 Director (1991 to present), Chairman of
  Chairman of the Board, Chief          the Board and Chief Executive Officer
  Executive Officer and Director        (1997 to present), Vice Chairman
                                        (1996), Executive Vice President (1994
                                        to 1996), Chief Operating Officer (1992
                                        to 1996), U.S. Operations Manager (1990
                                        to 1992)
 Kenneth W. Lacy..................   48 Senior Vice President and Chief
  Senior Vice President and Chief       Information Officer (1996 to present),
  Information Officer                   Vice President Information Services
                                        (1994 to 1996), Corporate Controller
                                        (1992 to 1994), Financial Manager (1989
                                        to 1992)
 Christopher D. Mahoney...........   50 Senior Vice President and U.S.
  Senior Vice President                 Operations Manager (1998 to present),
                                        Region Manager (1988 to 1998)
 Joseph R. Moderow................   49 Director (1988 to present), Senior Vice
  Senior Vice President,                President and Secretary (1986 to
  Secretary, General Counsel and        present), Legal and Public Affairs
  Director                              Group Manager (1989 to present)
 Joseph M. Pyne...................   50 Senior Vice President and Marketing
  Senior Vice President                 Group Manager (1996 to present), Vice
                                        President Marketing (1995 to 1996),
                                        National Marketing Planning Manager
                                        (1989 to 1995)
 Charles L. Schaffer..............   52 Director (1992 to present), Chief
  Senior Vice President, Chief          Operating Officer (1998 to present),
  Operating Officer and Director        Senior Vice President (1990 to
                                        present), U.S. Operations Manager (1996
                                        to 1998), Engineering Group Manager
                                        (1990 to 1996)
 Lea N. Soupata...................   47 Senior Vice President and Human
  Senior Vice President                 Resources Group Manager (1995 to
                                        present), Vice President Human
                                        Resources (1994 to 1995), District
                                        Manager (1990 to 1994)

                                                  PRINCIPAL OCCUPATION
                                                 AND EMPLOYMENT DURING
          NAME AND OFFICE           AGE       AT LEAST THE LAST FIVE YEARS
          ---------------           ---       ----------------------------
 Ronald G. Wallace................   53 Senior Vice President and President,
  Senior Vice President and             International Operations (1998 to
  President, International              present), Region Manager (1994 to
  Operations                            1998), District Manager (1991 to 1994)
 Thomas H. Weidemeyer.............   50 Senior Vice President (1994 to
  Senior Vice President and             present), President, Air Operations
  President, Air Operations             (1998 to present), Transportation Group
                                        Manager (1997 to present), Labor
                                        Relations Group Manager (1997 to
                                        present), Airline Operations Manager
                                        (1990 to 1994)

  Each executive officer of UPS has been elected to serve until the next meeting of the directors of UPS following the annual meeting of shareowners of UPS.

ITEM 2. PROPERTIES

OPERATING FACILITIES

  UPS's headquarters are owned and located in Atlanta, GA, and consist of approximately 735,000 square feet.

  The Company's principal operating facilities are owned and located in Dallas, TX; Denver, CO; Earth City, MO; Grand Rapids, MI; Jacksonville, FL; New York, NY; Palatine, IL; and Philadelphia, PA. These operating facilities, having floor spaces which range from approximately 354,000 to 693,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. In addition, UPS has a 1.9 million square foot operating facility near Chicago, IL, designed to streamline shipments between East and West coast destinations.

  UPS also owns approximately 675 operating facilities and leases approximately 880 other operating facilities throughout the territories it serves. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing UPS vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages.

  The Company's aircraft are operated in a hub and spokes pattern in the United States. The Company's principal air hub in the United States is located in Louisville, KY, with regional air hubs in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. The Louisville, KY hub handles the largest volume of packages for air delivery in the United States. The Company's European air hub is located in Cologne, Germany, and its Asian-Pacific air hub is in Taipei, Taiwan. A new automated sorting facility, "Hub 2000," is currently under construction in Louisville, KY and is expected to commence partial operations in 2000. This new facility is expected to nearly double UPS's hub capacity in Louisville.

  UPS's computer operations are consolidated in an approximately 435,000 square foot leased facility, the Ramapo Ridge facility, which is located on a 39 acre site in Mahwah, NJ. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. UPS also owns a 160,000 square foot facility located on a 25 acre site in the Atlanta, GA area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides certain production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps the Company to meet certain communication needs.

AIRCRAFT

  UPS currently operates, either directly or by charter, a fleet of 555 aircraft. UPS's fleet as of December 31, 1997 consisted of the following aircraft:

                                                                   NUMBER LEASED
    DESCRIPTION                                       NUMBER OWNED  FROM OTHERS
    -----------                                       ------------ -------------
McDonnell-Douglas DC-8-71............................      23             0
McDonnell Douglas DC-8-73............................      26             0
Boeing 727-100.......................................      51             0
Boeing 727-200.......................................      10             0
Boeing 747-100.......................................      12             0
Boeing 747-200.......................................       2             0
Boeing 757-200.......................................      51            19
Boeing 767-300.......................................      16             6
Other................................................       0           339
                                                          ---           ---
  Total..............................................     191           364

  An inventory of spare engines and parts is maintained for each aircraft.

  All of UPS's DC-8-71's, DC-8-73's, Boeing 727's, Boeing 747's, Boeing 757-200's and Boeing 767-300's meet Stage III federal noise regulations. UPS replaced the three engines on all Boeing 727-100 aircraft with new, quieter engines. These re-engined Boeing 727-100's meet Stage III federal noise regulations and allow UPS to operate at airports with aircraft noise restrictions. UPS has also completed engine modifications for each of its 10 Boeing 727-200 aircraft to achieve Stage III noise compliance. UPS became the first major airline to operate a 100% Stage III fleet more than three years in advance of federal regulations.

  During 1997, UPS took delivery of 10 Boeing 757-200 and seven Boeing 767-300 aircraft. UPS is currently scheduled to take delivery of three Boeing 757-200 and five Boeing 767-300 aircraft in 1998. In addition, UPS acquired two Boeing 747-200 aircraft in early 1998. UPS has firm commitments to purchase two Boeing 757-200 and three Boeing 767-300 aircraft for delivery during 1999. If additional aircraft are required, UPS has options for the purchase of 31 Boeing 757-200 and 30 Boeing 767-300 aircraft for delivery between 2000 and 2005.

VEHICLES

  UPS operates a fleet of approximately 169,000 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including approximately 1,400 temperature-controlled trailers owned by Martrac and approximately 4,400 vehicles owned by UPS Truck Leasing.

  UPS management believes that the above facilities, aircraft and vehicles are adequate to support the Company's operations over the next year.

ITEM 3. LEGAL PROCEEDINGS

  During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of theories, which the Company believes are inconsistent, and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

  Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The additional tax sought by the agents relating to package insurance for these periods range from $89 million to $148 million for the 1985 through 1987 tax years and up to $174 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the above described Notice of Deficiency.

  In addition, the IRS and its agents have raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and the Company's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1983 through 1990 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years, $95 million in tax for the 1985 through 1987 tax years, and $228 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years.

  In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. The Company does not anticipate that the Tax Court will render its decision for at least nine to fifteen months. Management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

  The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for the periods after 1990.

  The Company is a defendant in various employment-related lawsuits. In two of these actions, which allege employment discrimination by the Company, class action status has been sought by the Plaintiffs. It has been granted in one case and plaintiff's motion for class action status is pending in the other. In addition, the United States Equal Employment Opportunity Commission has moved to intervene in one of the cases. Also, lawsuits have been filed on behalf of more than 300 former contract pilots against the Company, alleging, among other things, that in the late 1980s the Company did not fulfill offers of employment to individuals to serve as pilots of the Company-operated aircraft. These cases generally do not allege specific amounts of damages. However, one of these cases has been tried and resulted in a jury verdict, which was affirmed on appeal. Though the compensatory and punitive damages awarded were substantial, they were not material to the Company. Each of the pending employment-related lawsuits is in its early stages, and the Company is at present unable to estimate its exposure.

  In addition to the preceding, UPS is a defendant in various other lawsuits that arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material effect on the financial condition of UPS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  UPS is authorized to issue 900,000,000 shares of common stock, $.10 par value per share, of which 562,000,000 shares were issued (including those shares held by UPS for distribution in connection with its stock plans) as of February 28, 1998. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock are issued or outstanding.

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

  UPS has the right, within 30 days after receipt of the notice, to purchase all or a part of the shares at the price and on the terms offered. If it fails to exercise or waives the right, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares that UPS elected not to purchase, for the price and on the terms described in the offer. All transferees of shares hold their shares subject to the same restrictions. Shares previously offered but not transferred within the 20 day period remain subject to the initial restrictions. Shares may be pledged or otherwise used for security purposes, but no transfer may be made upon a foreclosure of the pledge until the shares have been offered to UPS at the price and on the terms and conditions bid by the purchaser at the foreclosure.

  UPS, from time to time, has waived and may in the future waive its right of first refusal to purchase its shares in order to permit eligible employees to purchase shares at the same price as UPS was willing to pay. The grant of waivers has been and will continue to be affected by the Company's needs for purposes of the UPS Managers Incentive Plan, the UPS 1991 Stock Option Plan (the "1991 Plan"), the UPS 1996 Stock Option Plan (the "1996 Plan"), and effective January 1, 1998, the matching contribution of UPS Common Stock under the UPS Savings Plan (collectively, the "Plans"), and other corporate purposes. Persons who purchase shares in this manner are required to deposit them in the UPS Managers Stock Trust or the UPS Employees Stock Trust.

  UPS notifies its shareowners periodically of its willingness to purchase shares at specified prices determined by the Board of Directors, in the event that shareowners wish to sell their shares. During 1997, UPS purchased 22,449,895 shares at an aggregate purchase price of approximately $636.0 million.

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

The prices at which UPS has published notices of its willingness to purchase shares of Common Stock since January 1996 are as follows:

                                     DATES                                PRICE
                                     -----                                ------
       1996:
         January 1 to February 14........................................ $26.25
         February 15 to May 22........................................... $27.00
         May 23 to August 21............................................. $27.75
         August 22 to November 14........................................ $28.25
         November 15 to February 12, 1997................................ $29.25
       1997:
         February 13 to May 13........................................... $29.75
         May 14 to August 19............................................. $30.50
         August 20 to November 12........................................ $30.00
         November 13 to February 26, 1998................................ $30.75

  On February 27, 1998, UPS expressed its willingness to purchase shares at $32.00 per share which is still the price at the date of this report.

  In January 1998, UPS distributed an aggregate of 4,653,992 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 25,523 employees at a managerial or supervisory level. In January 1997, it distributed an aggregate of 6,271,907 shares of UPS Common Stock under that Plan to a total of 26,428 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus, dated January 16, 1998, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act"). However, the shares awarded were nonetheless registered under the 1933 Act.

  During 1997, 1,850,570 shares of UPS Common Stock were distributed to 2,394 management employees upon the exercise of stock options granted to them by UPS under the 1991 Plan. On December 31, 1997, 89,448 active employees owned approximately 179.8 million shares of UPS Common Stock. This included 63,100 non-management employees holding over 15.9 million shares. The offering to UPS managers and supervisors has been previously described in a UPS Registration Statement on Form S-8, which became effective in March 1997 and the offering to non-management employees has been previously described in a UPS Registration Statement on Form S-8, which also became effective in March 1997. The shares issued upon exercise of the options and the shares purchased pursuant to these offerings are subject to the UPS Managers Stock Trust, as amended and restated, or the UPS Employees Stock Trust.

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

  In January 1998, UPS paid a cash dividend of $0.35 a share. During the fiscal year ended December 31, 1997, UPS paid cash dividends of $0.35 a share in January 1997 and $0.35 in May 1997. During the fiscal year ended December 31, 1996, UPS paid cash dividends of $0.32 a share in January 1996 and $0.33 in June 1996.

  Shareowners are entitled to such dividends as are declared by the Board of Directors. The policy of the UPS Board of Directors is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Loan agreements to which UPS is a party limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000, (ii) 66 2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1997, UPS had approximately $1.3 billion not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

  As of February 28, 1998, there were 3,022 record holders of equity securities of UPS. Saul & Co. is the record holder of all the shares of Common Stock subject to the UPS Managers Stock Trust and the UPS Employees Stock Trust (the "Trusts"). As of February 28, 1998, there were 105,852 beneficial owners of shares of Common Stock subject to the Trusts.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for each of the five years in the period ended December 31, 1997. This financial data should be read in conjunction with the Company's Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this Report.

 Selected Income Statement Data

                                           YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  -------
                                    (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
 Revenue..........................  $22,458  $22,368  $21,045  $19,576  $17,782
 Operating expenses...............  (20,760) (20,339) (19,251) (18,020) (16,324)
 Interest income..................       70       39       26       13       20
 Interest expense.................     (187)     (95)     (77)     (29)     (34)
 Miscellaneous, net...............      (28)     (63)     (35)      35      (12)
 Income taxes.....................     (644)    (764)    (665)    (632)    (622)
                                    -------  -------  -------  -------  -------
 Net income.......................  $   909  $ 1,146  $ 1,043  $   943  $   810
                                    =======  =======  =======  =======  =======
 % of revenue.....................      4.0%     5.1%     5.0%     4.8%     4.6%
                                    =======  =======  =======  =======  =======
 Per share amounts:
 Basic earnings per share.........  $  1.65  $  2.06  $  1.87  $  1.68  $  1.42
 Diluted earnings per share.......  $  1.63  $  2.03  $  1.84  $  1.66  $  1.41
                                    =======  =======  =======  =======  =======
 Dividends per share..............  $  0.70  $  0.68  $  0.64  $  0.55  $  0.50
                                    =======  =======  =======  =======  =======

 Selected Balance Sheet Data

                                                       DECEMBER 31,
                                          --------------------------------------
                                           1997    1996    1995    1994    1993
                                          ------- ------- ------- ------- ------
                                                      (IN MILLIONS)
Working capital.......................... $ 1,079 $ 1,097 $   261 $   120 $    4
                                          ======= ======= ======= ======= ======
Long-term debt........................... $ 2,583 $ 2,573 $ 1,729 $ 1,127 $  852
                                          ======= ======= ======= ======= ======
Total assets............................. $15,912 $14,954 $12,645 $11,182 $9,574
                                          ======= ======= ======= ======= ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

 1997 Compared to 1996

  As previously reported, the International Brotherhood of Teamsters ("IBT"), which represents approximately 203,000 UPS employees, was on strike from August 4 through August 19, 1997. In addition, the Independent Pilots Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The new collective bargaining agreement negotiated in August with the IBT was approved by a vote of the IBT membership and extends through July 31, 2002. Although the work stoppage had a significant effect on operations while it continued, management does not believe the terms of the new agreement will have a material adverse effect on future operating margins. Further, the Company's collective bargaining agreement with the IPA became amendable on January 1, 1996. On March 18, 1998, an eight-year agreement that extends through 2003 was ratified by a vote of the IPA membership.

  The IBT strike severely limited U.S. domestic air and ground operations during August and also curtailed international export operations, mainly U.S. export volume. This resulted in a net loss of approximately $211 million for the month ended August 31, 1997 (compared to net income of $113 million for the same month of the prior year), which had a significant adverse effect on net income for the year ended December 31, 1997.

  For the year, revenue increased by $90 million. Domestic revenue totaled $19.524 billion, a slight increase of $148 million over 1996, and international revenue totaled $2.934 billion, a decrease of $58 million over 1996.

  Domestic revenue increased primarily as a result of higher yields, offset by lower volume, which was down 4.1% primarily due to the downtime as a result of the strike along with volume levels that were slightly lower after the strike compared to the same period in the prior year. The overall decrease in volume is inclusive of a 4.2% volume increase in higher yielding express packages, the growth rate for which was also depressed as a result of the strike. Although ground volume has not returned to pre-strike levels, domestic revenues improved by $161 million, or 3.1%, for the fourth quarter of 1997 in comparison to the same quarter in 1996. This improvement is mainly attributable to increased yields and a 6.3% volume growth in express services.

  During the first quarter of 1997, rates for standard ground shipments were increased an average of 3.4% for commercial deliveries and 4.3% for residential deliveries. Rates for UPS Next Day Air, UPS 2nd Day Air, and UPS 3 Day Select each increased approximately 3.9%.

  Rates for international shipments originating in the United States were increased 2.6% for UPS Worldwide Express and 4.9% for UPS Worldwide Expedited. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market. Rates for UPS Standard service to Canada did not change.

  The decrease in international revenue was primarily attributable to a $142 million decrease in international domestic revenue, or 13.4%, offset by an $84 million increase in international export revenue, or 4.3%. The decrease in international domestic revenue resulted primarily from a stronger U.S. dollar. Increases in export revenues are primarily a result of higher volume, which was up 11.2%. Such increases were also offset by the strengthened U.S. dollar.

  International revenue totaled $806 million for the fourth quarter of 1997, an increase of $37 million, or 4.8%, compared to the fourth quarter of 1996. A continued strengthening of the U.S. dollar offset volume increases of 12.6% within the international domestic operations, resulting in a $12 million, or 4.5%, decrease in revenues. International export revenue increased $49 million, or 9.6%, as a result of volume increases of 16.6%, offset by the effects of the stronger U.S. dollar.

  For the year, operating expenses increased by $421 million, or 2.1%. A combination of increased operating expenses along with decreased revenues from the strike resulted in a deterioration of the operating ratio from 90.9 during 1996 to 92.4 during 1997. The operating ratio for the fourth quarter of 1997 improved to 89.6 as a result of improved revenue yields, productivity gains, and the impact of cost containment efforts.

  Operating profit for the year decreased $331 million, or 16.3%, primarily as a result of lower revenues due to the strike. However, operating profit increased by $172 million, or 36.8%, for the fourth quarter of 1997 compared to 1996.

  Interest expense amounted to $187 million, an increase of $92 million over the prior year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during 1997. In addition, interest income increased by $31 million as a result of correspondingly higher cash and short-term investment balances.

  Income before income taxes ("pre-tax income") decreased $357 million, or 18.7%, in comparison to the prior year, while fourth quarter pre-tax income improved by $189 million to $599 million in comparison to the same quarter of the prior year. Domestic pre-tax income amounted to $1.559 billion, a decrease of $552 million, or 26.1%, over the previous year. The decrease was a result of the strike and higher interest costs as discussed above.

  The international pre-tax loss amounted to $6 million, an improvement of $195 million over the previous year. The international pre-tax loss attributable to the international domestic operations decreased by $54 million, or 28.6%. This improvement resulted largely from cost reductions from the Company's efforts to reduce unprofitable volume as well as related savings in reducing payroll and other costs. The pre-tax income associated with export operations improved by $141 million. The continuation of this favorable trend in export operations resulted primarily from higher volume and improved operating margins on international and U.S. exports. Export volume generated outside the U.S. increased by 16.8%, while U.S. origin export shipments increased by 2.2%. Export volume, primarily U.S. origin, was somewhat depressed as a result of the strike.

  International pre-tax income was $44 million for the fourth quarter of 1997. This compares to a loss of $80 million for the fourth quarter of 1996, for an improvement of $124 million. The pre-tax loss attributable to the international domestic operations decreased by $32 million, or 52.0%, primarily due to the reduction of unprofitable business. The pre-tax income attributable to export operations increased by $92 million, primarily due to volume increases as discussed above.

  Net income decreased by $237 million, or 20.7%, over the prior year as a result of the strike during the third quarter. However, substantial improvement was made in the fourth quarter of 1997, with net income totaling $351 million, compared to $247 million for the fourth quarter of 1996. This was primarily the result of volume increases in higher yielding products, productivity gains, and cost reductions in both international and domestic operations.

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

  In addition, rates for standard ground shipments were increased an average of 2.9% for commercial deliveries and 3.9% for residential deliveries. Rates for the newly zoned UPS Next Day Air and UPS 2nd Day Air services increased approximately 4.9%. Rates for UPS 3 Day Select, already zoned, increased approximately 3.9%. Rates for international shipments originating in the United States were increased 4.9% for UPS Worldwide Express, 6.9% for UPS Worldwide Expedited and 3.9% for UPS Standard Service to Canada. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market.

  The increase in international revenue was primarily attributable to a 16.1% revenue growth in export operations over the corresponding year. Export revenues increased primarily as a result of higher volume, which was up 20.1%. International domestic revenues decreased by 6.8%, primarily due to volume reductions of 5.0% and changes in currency exchange rates. The decreases in international domestic volume are a result of the Company's efforts to improve profitability by increasing revenue yields on these products.

  Operating expenses increased by $1.088 billion, or 5.7%. In 1995, operating expenses included a one-time charge of $372 million for a voluntary early retirement and severance program for certain, primarily management, employees ("restructuring charge"). Excluding this restructuring charge, operating expenses increased 7.7%, resulting in a deterioration in the operating ratio from 89.7 during 1995 to 90.9 during 1996. The deterioration of the operating ratio resulted primarily from increases in depreciation and amortization, labor costs, fuel costs, advertising costs, purchased transportation and customer supplies, as well as severe weather conditions during the first quarter of 1996, which disrupted both air and ground operations. This is in contrast to the mild weather conditions experienced in the comparable quarter in 1995.

  Operating profit for 1996 increased by $235 million, or 13.1%, as a result of the 1995 restructuring charge. Exclusive of the charge, operating profit for the year decreased by $137 million, or 6.3%, as a result of the proportionally higher operating costs.

  Income before income taxes ("pre-tax income") increased by $202 million, or 11.8%. Domestic pre-tax income amounted to $2.111 billion, an increase of $191 million, or 10.0%, over 1995, inclusive of the restructuring charge. The international pre-tax loss decreased by $11 million, or 5.2%, to $201 million for 1996. International operations were affected by several major business initiatives during 1996. First, the Company implemented a pan-European product relaunch, in September 1996, that affected both export and international domestic operations. This relaunch was designed to provide a uniform portfolio of pan-European services, including guaranteed next-day delivery for domestic and transborder shipments as well as comprehensive package tracking capabilities for all levels of service.

  In order to meet the strategic objectives of the pan-European product relaunch, the Company decided to combine the Europe and Central Europe regional headquarters from the United Kingdom and Germany, respectively, to Belgium. Finally, as noted above, the Company redirected certain international domestic operations toward higher yielding volume while shedding less profitable freight business. This created a situation where the volume reductions occurred faster than the related cost reductions, resulting in higher international domestic losses.

  The international pre-tax loss attributable to the international domestic operations increased by $33 million, or 21.1%, primarily due to the issues discussed above and costs of related staffing reductions.

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

LIQUIDITY AND CAPITAL RESOURCES

  In order to take advantage of attractive borrowing costs in medium-term debt markets, UPS entered into several financing transactions during 1997. In February 1997, UPS issued 100 million of 6.875% Pound Sterling notes which are due February 2000. At the same time, a cross-currency interest rate swap agreement was entered into in order to eliminate foreign exchange risk associated with the borrowing and to swap the fixed interest rate of the notes to a variable rate linked to commercial paper rates. In April 1997, UPS issued $200 million of 6.625% EuroNotes which are due April 2001. In July 1997, UPS issued $300 million of 6.25% EuroNotes which are due July 2000. Interest rate swap agreements were entered into for both of the EuroNote offerings exchanging the fixed interest payments for variable interest payments which are linked to LIBOR. These EuroNotes were issued through the European medium-term note program established in 1996. In July 1997, this program was amended to increase the borrowing capacity from $500 million to $1.0 billion. Currently, $500 million is available under the program. During 1997, UPS also entered into a series of capital lease transactions which provided $361 million for the acquisition of aircraft at favorable rates. A portion of the lease payments are denominated in Japanese Yen for which currency exchange agreements were entered into, thereby eliminating the foreign exchange risk associated with the lease payments.

  During the second quarter, UPS increased its commercial paper borrowing limits from $1.5 billion to $2.0 billion. UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring May 6, 1998, and the other June 8, 2001.

  Management believes that these funds and borrowing programs, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected long-term needs for the operation of its business, including anticipated capital expenditures of $1.4 billion in 1998, as well as commitments for aircraft purchases through 1999.

  During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of theories, which the Company believes are inconsistent, and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

  Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The additional tax sought by the agents relating to package insurance for these periods range from $89 million to $148 million for the 1985 through 1987 tax years and up to $174 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the above described Notice of Deficiency.

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

  In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. The Company does not anticipate that the Tax Court will render its decision for at least nine to fifteen months. Management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

  The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for periods after 1990.

  The Company is a defendant in various employment-related lawsuits. In two of these actions, which allege employment discrimination by the Company, class action status has been sought by the plaintiffs. It has been granted in one case and plaintiff's motion for class action status is pending in the other. In addition, the United States Equal Employment Opportunity Commission has moved to intervene in one of the cases. Also, lawsuits have been filed on behalf of more than 300 former contract pilots against the Company, alleging, among other things, that in the late 1980's the Company did not fulfill offers of employment to individuals to serve as pilots of Company-operated aircraft. These cases generally do not allege specific amounts of damages. However, one of these cases has been tried and resulted in a jury verdict, which was affirmed on appeal. Though the compensatory and punitive damages awarded were substantial, they were not material to the Company. Each of the pending employment-related lawsuits is in its early stages, and the Company is at present unable to estimate its exposure.

  In addition to the preceding, UPS is a defendant in various other lawsuits which arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material adverse effect upon the financial condition of the Company.

MARKET RISK

  The Company is exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. Management has examined the Company's exposures to these risks and has concluded that none of the Company's exposures in these areas is material to fair values, cash flows or earnings. The Company has engaged in several strategies to manage the foregoing market risks.

  Indebtedness of the Company under its various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, the Company may enter into interest rate swap agreements to achieve liability management objectives.

  For all foreign currency denominated borrowing and certain lease transactions, the Company has simultaneously entered into currency exchange agreements to lock in the price of the currency needed to pay the obligations and to hedge the foreign currency exchange risk associated with such transactions. The Company is exposed to other foreign currency exchange risks in the ordinary course of its business operations due to the fact that the Company's services are provided in more than 200 countries and collection of revenues and payment of certain expenses may give rise to currency exposure.

  The Company consumes significant quantities of gasoline, diesel fuel, and jet fuel in the ordinary course of its business and is therefore exposed to commodity price risk associated with variations in the market price for petroleum products. The Company manages this risk by purchasing commodity options.

FUTURE ACCOUNTING CHANGES

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires disclosure of comprehensive income and its components within the financial statements. As such, FAS 130 is a disclosure requirement only and will not have an impact on the Company's financial position, annual operating results or cash flow. The statement will be adopted by UPS in 1998.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which UPS will adopt in 1998. FAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of how adoption of this statement will impact segment disclosure.

IMPACT OF THE YEAR 2000 ISSUE

  The Company is working to assess and minimize the potential impact of the "year 2000 issue." The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

  The Company is not yet in a position to fully estimate the costs that it anticipates incurring in dealing with the year 2000 issue. The Company is currently addressing its exposure to the year 2000 issue and is attempting to complete its assessment during the second quarter of 1998. The Company has determined that it may be required to modify or replace significant portions of its software and may need to replace some of its hardware, so that its data processing systems and machinery will properly function as the year 2000 is approached and reached. The Company has been in communication with many of its suppliers and large customers, and is in the process of designing a broader communications program to reach all its significant third parties, to help assess the extent to which the Company is vulnerable to those third parties' failure to remedy their own year 2000 issues.

  Expenses associated with the year 2000 issue have been immaterial to date, but may be material in the future. The ultimate cost is subject to a number of uncertainties beyond the Company's control, including, but not limited to, the presence of firmware-related issues, the availability of certain resources, the cooperation and performance of vendors and third parties, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain a number of forward-looking statements about matters that are inherently difficult to predict. For example, future package volumes, revenues, costs, competitive and rate environments, margins and profitability are inherently difficult to predict, as are labor relations, the impacts of past and possible future work stoppages and the outcome of litigation and government claims against the Company. Some of the important factors which affect these uncertainties have been described above and as each subject is discussed. Other important risks and uncertainties that may affect future developments include, for example, the effect of market risk on the Company's fair values, cash flows or earnings; the effect of labor agreements on future operating margins; the ability to deal with the year 2000 issue, including problems that may arise on the part of third parties; and, as to international operations, such matters as future operating losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable. See Item 7.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Directors of UPS is presented under the caption "Election of Directors" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 1998, which was filed with the Securities and Exchange Commission (the "SEC") on March 16, 1998, and is incorporated herein by reference.

  Information concerning the Company's executive officers can be found in Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information in answer to Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 1998, which was filed with the SEC on March 16, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information in answer to Item 12 is presented under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 1998, which was filed with the SEC on March 16, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information in answer to Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 1998, which was filed with the SEC on March 16, 1998, and is incorporated herein by reference.

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

                    UNITED PARCEL SERVICE OF AMERICA, INC.
                               AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

ITEM 8 -- FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
      Independent Auditors' Report.......................................  F-2
      Consolidated balance sheets
       -- December 31, 1997 and 1996.....................................  F-3
      Statements of consolidated income
       -- Years ended December 31, 1997, 1996 and 1995...................  F-4
      Statements of consolidated shareowners' equity
       -- Years ended December 31, 1997, 1996 and 1995...................  F-5
      Statements of consolidated cash flows
       -- Years ended December 31, 1997, 1996 and 1995...................  F-6
      Notes to consolidated financial statements.........................  F-7

ITEM 14(A)(2) -- FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
United Parcel Service of America, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc., and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc., and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 9, 1998 (March 18, 1998, as to Note 1)

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                            ASSETS
 Current Assets:
 Cash and short-term investments.............................  $   460  $   392
 Accounts receivable.........................................    2,405    2,341
 Prepaid employee benefit costs..............................      669      401
 Materials, supplies and other prepaid expenses..............      417      581
 Common stock held for stock plans...........................      526      540
                                                               -------  -------
   Total Current Assets......................................    4,477    4,255
                                                               -------  -------
 Property, Plant and Equipment:
 Vehicles....................................................    3,519    3,427
 Aircraft (including aircraft under capitalized leases)......    6,771    5,651
 Land........................................................      654      647
 Buildings...................................................    1,433    1,415
 Leasehold improvements......................................    1,734    1,668
 Plant equipment.............................................    4,063    3,670
 Construction-in-progress....................................      328      530
                                                               -------  -------
                                                                18,502   17,008
 Less accumulated depreciation and amortization..............    7,495    6,778
                                                               -------  -------
                                                                11,007   10,230
 Other Assets................................................      428      469
                                                               -------  -------
                                                               $15,912  $14,954
                                                               =======  =======
             LIABILITIES AND SHAREOWNERS' EQUITY
 Current Liabilities:
 Accounts payable............................................  $ 1,207  $ 1,155
 Accrued wages and withholdings..............................    1,194    1,201
 Dividends payable...........................................      191      194
 Deferred income taxes.......................................      140      149
 Other current liabilities...................................      666      459
                                                               -------  -------
   Total Current Liabilities.................................    3,398    3,158
                                                               -------  -------
 Long-Term Debt (including capitalized lease obligations)....    2,583    2,573
                                                               -------  -------
 Accumulated Postretirement Benefit Obligation, Net..........      911      841
                                                               -------  -------
 Deferred Taxes, Credits and Other Liabilities...............    2,933    2,481
                                                               -------  -------
 Shareowners' Equity:
 Preferred stock, no par value, authorized 200,000,000
 shares, none issued.........................................       --       --
 Common stock, par value $.10 per share, authorized
 900,000,000 shares, issued 562,000,000 and 570,000,000, net of 18,000,000 and 10,000,000 in treasury, in
 1997 and 1996...............................................       56       57
 Additional paid-in capital..................................       --       95
 Retained earnings...........................................    6,112    5,728
 Cumulative foreign currency adjustments.....................      (81)      21
                                                               -------  -------
                                                                 6,087    5,901
                                                               -------  -------
                                                               $15,912  $14,954
                                                               =======  =======
 Shareowners' Equity Per Share...............................  $ 10.83  $ 10.35
                                                               =======  =======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
 Revenue.........................................  $ 22,458  $ 22,368  $ 21,045
                                                   --------  --------  --------
 Operating Expenses:
 Compensation and benefits.......................    13,289    13,326    12,401
 Other...........................................     7,471     7,013     6,478
 Restructuring charge............................        --        --       372
                                                   --------  --------  --------
                                                     20,760    20,339    19,251
                                                   --------  --------  --------
 Operating profit................................     1,698     2,029     1,794
                                                   --------  --------  --------
 Other Income and (Expense):
 Interest income.................................        70        39        26
 Interest expense................................      (187)      (95)      (77)
 Miscellaneous, net..............................       (28)      (63)      (35)
                                                   --------  --------  --------
                                                       (145)     (119)      (86)
                                                   --------  --------  --------
 Income Before Income Taxes......................     1,553     1,910     1,708
 Income Taxes....................................       644       764       665
                                                   --------  --------  --------
 Net Income......................................  $    909  $  1,146  $  1,043
                                                   ========  ========  ========
 Basic Earnings Per Share........................  $   1.65  $   2.06  $   1.87
                                                   ========  ========  ========
 Diluted Earnings Per Share......................  $   1.63  $   2.03  $   1.84
                                                   ========  ========  ========

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              CUMULATIVE
                            COMMON STOCK  ADDITIONAL            FOREIGN      TOTAL
                            -------------  PAID-IN   RETAINED  CURRENCY   SHAREOWNERS'
                            SHARES AMOUNT  CAPITAL   EARNINGS ADJUSTMENTS    EQUITY
                            ------ ------ ---------- -------- ----------- ------------
 Balance, January 1,
  1995...................    580    $58      $295     $4,277     $ 17        $4,647
   Net income............     --     --        --      1,043       --         1,043
   Dividends ($.64 per
    share)...............     --     --        --       (359)      --          (359)
   Gain on issuance of
    common stock held for
    stock plans..........     --     --        27         --       --            27
   Exercise of stock op-
    tions................     --     --        (9)        --       --            (9)
   Foreign currency
    adjustments..........     --     --        --         --       40            40
   Reclassification of
    common stock.........    (10)    (1)     (237)        --       --          (238)
                             ---    ---      ----     ------     ----        ------
 Balance, December 31,
  1995...................    570     57        76      4,961       57         5,151
   Net income............     --     --        --      1,146       --         1,146
   Dividends ($.68 per
    share)...............     --     --        --       (379)      --          (379)
   Gain on issuance of
    common stock held for
    stock plans..........     --     --        33         --       --            33
   Exercise of stock
    options..............     --     --       (14)        --       --           (14)
   Foreign currency
    adjustments..........     --     --        --         --      (36)          (36)
                             ---    ---      ----     ------     ----        ------
 Balance, December 31,
  1996...................    570     57        95      5,728       21         5,901
   Net income............     --     --        --        909       --           909
   Dividends ($.70 per
    share)...............     --     --        --       (385)      --          (385)
   Gain on issuance of
    common stock held for
    stock plans..........     --     --        27         --       --            27
   Exercise of stock op-
     tions...............     --     --       (26)        --       --           (26)
   Foreign currency
    adjustments..........     --     --        --         --     (102)         (102)
   Reclassification of
    common stock.........     (8)    (1)      (96)      (140)      --          (237)
                             ---    ---      ----     ------     ----        ------
 Balance, December 31,
  1997...................    562    $56      $ --     $6,112     $(81)       $6,087
                             ===    ===      ====     ======     ====        ======

                See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $    909  $  1,146  $  1,043
 Adjustments to reconcile net income to net cash
 from operating activities:
  Depreciation and amortization..................    1,021       936       866
  Postretirement benefits........................       70        78        59
  Deferred taxes, credits and other..............      397       488        28
  Non-cash restructuring charge..................       --        --       338
  Changes in assets and liabilities:
   Accounts receivable...........................      (64)     (416)     (332)
   Prepaid employee benefit costs................     (268)     (116)      (57)
   Materials, supplies and other prepaid ex-
   penses........................................      164      (196)      (40)
   Common stock held for stock plans.............       14      (127)      (64)
   Accounts payable..............................       52        18        55
   Accrued wages and withholdings................       (7)       74        46
   Dividends payable.............................       (3)       16         8
   Other current liabilities.....................      184         4         3
                                                  --------  --------  --------
    Net cash from operating activities...........    2,469     1,905     1,953
                                                  --------  --------  --------
Cash flows from investing activities:
 Capital expenditures............................   (1,984)   (2,333)   (2,096)
 Disposals of property, plant and equipment......      153       155        76
 Other asset receipts (payments).................       46       (60)      (25)
                                                  --------  --------  --------
    Net cash (used in) investing activities......   (1,785)   (2,238)   (2,045)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from borrowings........................    2,097     1,345       875
 Repayment of borrowings.........................   (2,065)     (484)     (273)
 Reclassification of common stock................     (237)       --      (238)
 Dividends.......................................     (385)     (379)     (359)
 Other transactions..............................        1        19        18
                                                  --------  --------  --------
    Net cash from (used in) financing activi-
    ties.........................................     (589)      501        23
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      (27)       13        19
                                                  --------  --------  --------
Net increase (decrease) in cash and short-term
investments......................................       68       181       (50)
Cash and short-term investments:
 Beginning of year...............................      392       211       261
                                                  --------  --------  --------
 End of year..................................... $    460  $    392  $    211
                                                  ========  ========  ========
Cash paid during the period for:
 Interest, net of amount capitalized............. $    130  $     50  $     49
                                                  ========  ========  ========
 Income taxes.................................... $    319  $    484  $    718
                                                  ========  ========  ========

                See notes to consolidated financial statements.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Basis of Financial Statements and Business Activities

  The accompanying consolidated financial statements include the accounts of United Parcel Service of America, Inc., and all of its subsidiaries (collectively "UPS" or the "Company"). All material intercompany balances and transactions have been eliminated.

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

  As of December 31, 1997, the Company had approximately 203,000 employees (61% of total employees) employed under collective bargaining agreements with various locals of the International Brotherhood of Teamsters. These agreements expire on July 31, 2002. In addition, the majority of the Company's pilots are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which became amendable January 1, 1996. On March 18, 1998 an eight-year agreement that extends through 2003 was ratified by a vote of the IPA membership.

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

 Income Taxes

  Income taxes are accounted for under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

 Capitalized Interest

  Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES line, over the estimated useful lives of the related assets. Capitalized interest was $43, $53 and $49 million for 1997, 1996 and 1995, respectively.

 Derivative Instruments

  UPS has entered into interest rate swap agreements, cross-currency interest rate swap agreements and forward currency contracts. All of these agreements relate to the Company's long-term debt and are specifically matched to the underlying cash flows. They have been entered into for the purposes of reducing UPS's borrowing costs and to protect UPS against adverse changes in foreign currency exchange rates. Any periodic settlement payments are accrued monthly, as either a charge or credit to expense, and are not material to net income. Based on estimates provided by third party investment bankers, the fair value of these agreements is not material to the Company's financial statements.

  The Company also purchases options to reduce the impact of changes in foreign currency rates on its foreign currency purchases and to moderate the impact of major increases in the cost of crude oil on fuel expense. The options are adjusted to fair value at period end based on market quotes and are not material to the Company's financial statements.

  The Company does not utilize derivatives for trading or other speculative purposes. UPS is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, UPS does not anticipate nonperformance by the counterparties. UPS is exposed to market risk based upon changes in interest rates, foreign currency exchange rates and crude oil prices.

 Stock Option Plans

  UPS has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since UPS employee stock options are granted on this basis, the Company does not recognize compensation expense for grants under its plans.

2. LONG-TERM DEBT AND COMMITMENTS

  Long-term debt, as of December 31, consists of the following (in millions):

                                                                 1997    1996
                                                                ------  ------
8 3/8% debentures, due April 1, 2020 (i)......................  $  700  $  700
Commercial paper (ii).........................................      98   1,071
Industrial development bonds, Philadelphia Airport facilities,
due December 1, 2015 (iii)....................................     100     100
Capitalized lease obligations (iv)............................     633     286
5.5% Eurobond notes, due January 4, 1999......................     201     200
3.25% 200 million Swiss Franc notes, due October 22, 1999.....     166     166
6.875% 100 million Pound Sterling notes, due February 25,
2000..........................................................     166      --
6.625% EuroNotes, due April 25, 2001..........................     200      --
6.25% EuroNotes, due July 7, 2000.............................     298      --
Installment notes, mortgages and bonds at various rates from
6.0% to 8.6%..................................................      62      68
                                                                ------  ------
                                                                 2,624   2,591
Less current maturities.......................................     (41)    (18)
                                                                ------  ------
                                                                $2,583  $2,573
                                                                ======  ======

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  (i) On January 22, 1998, the Company exchanged $276 million of the debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures will have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The new 2030 debentures are redeemable in whole or in part at the option of the Company at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.

  (ii) The weighted average interest rate on the commercial paper outstanding as of December 31, 1997 and 1996, was 5.7% and 5.6%, respectively. The commercial paper has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis. However, the amount of commercial paper outstanding in 1998 is expected to fluctuate. UPS is authorized to borrow up to $2.0 billion under this program as of December 31, 1997.

  (iii) The industrial development bonds bear interest at either a daily, variable or fixed rate. The average interest rates for 1997 and 1996 were 3.5% and 3.3%, respectively.

  (iv) During 1997 and 1996, UPS entered into capitalized lease obligations for certain aircraft which are included in Property, Plant and Equipment at December 31 as follows (in millions):

                                                                     1997  1996
                                                                     ----  ----
      Aircraft...................................................... $614  $287
      Accumulated amortization......................................  (16)   (2)
                                                                     ----  ----
                                                                     $598  $285
                                                                     ====  ====

  The aggregate annual principal payments for the next five years, excluding commercial paper and capitalized leases, are (in millions): 1998--$5; 1999-- $372; 2000--$467; 2001--$203; and 2002--$2.

  Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt is approximately $2.8 billion as of December 31, 1997.

  UPS leases certain aircraft, facilities, equipment and vehicles under operating leases which expire at various dates through 2034. Total aggregate minimum lease payments under capitalized leases and under operating leases are as follows (in millions):

                                                         CAPITALIZED OPERATING
      YEAR                                                 LEASES     LEASES
      ----                                               ----------- ---------
      1998..............................................    $  66     $  217
      1999..............................................       67        150
      2000..............................................       67        114
      2001..............................................       67         94
      2002..............................................       67         83
      After 2002........................................      592        611
                                                            -----     ------
      Total minimum lease payments......................      926     $1,269
                                                            -----     ======
      Less imputed interest.............................     (293)
                                                            -----
      Present value of minimum capitalized lease pay-
      ments.............................................      633
      Less current portion..............................      (36)
                                                            -----
      Long-term capitalized lease obligations...........    $ 597
                                                            =====

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  As of December 31, 1997, UPS has outstanding letters of credit totaling approximately $1.0 billion issued in connection with routine business requirements.

  As of December 31, 1997, UPS had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $1.1 billion, of which approximately $655 million is expected to be spent in 1998.

  UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring May 6, 1998, and the other June 8, 2001. At December 31, 1997, there were no outstanding borrowings under these facilities.

  In July 1997, the European medium-term note program was amended to increase the borrowing capacity from $500 million to $1.0 billion. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. There was $500 million available under this program at December 31, 1997.

3. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). FAS 128 is effective for annual financial statements for periods ending after December 15, 1997, and requires UPS to change the method previously used to compute EPS and restate all prior periods. The new rules require dual presentation of basic and diluted EPS on the face of the statements of consolidated income.

  The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                                         1997   1996    1995
                                                        ------ ------- -------
 NUMERATOR:
 Numerator for basic and diluted earnings per share--
 net income...........................................  $  909 $ 1,146 $ 1,043
                                                        ====== ======= =======
 DENOMINATOR:
 Weighted-average shares..............................     551     555     557
 Contingent shares--managers incentive plan...........       1       2       2
                                                        ------ ------- -------
 Denominator for basic earnings per share.............     552     557     559
 Effect of dilutive securities:
 Additional contingent shares--managers incentive
 plan.................................................       4       4       4
 Stock option plans...................................       2       3       3
                                                        ------ ------- -------
 Denominator for diluted earnings per share...........     558     564     566
                                                        ====== ======= =======
 Basic earnings per share.............................  $ 1.65 $  2.06 $  1.87
                                                        ====== ======= =======
 Diluted earnings per share...........................  $ 1.63 $  2.03 $  1.84
                                                        ====== ======= =======

4. LEGAL PROCEEDINGS

  During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of theories, which the Company believes are inconsistent, and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The additional tax sought by the agents relating to package insurance for these periods range from $89 million to $148 million for the 1985 through 1987 tax years and up to $174 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the above described Notice of Deficiency.

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

  In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. The Company does not anticipate that the Tax Court will render its decision for at least nine to fifteen months. Management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

  The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for periods after 1990.

  The Company is a defendant in various employment-related lawsuits. In two of these actions, which allege employment discrimination by the Company, class action status has been sought by the plaintiffs. It has been granted in one case and plaintiff's motion for class action status is pending in the other. In addition, the United States Equal Employment Opportunity Commission has moved to intervene in one of the cases. Also, lawsuits have been filed on behalf of more than 300 former contract pilots against the Company, alleging, among other things, that in the late 1980's the Company did not fulfill offers of employment to individuals to serve as pilots of Company-operated aircraft. These cases generally do not allege specific amounts of damages. However, one of these cases has been tried and resulted in a jury verdict, which was affirmed on appeal. Though the compensatory and punitive damages awarded were substantial, they were not material to the Company. Each of the pending employment-related lawsuits is in its early stages, and the Company is at present unable to estimate its exposure.

  In addition to the preceding, UPS is a defendant in various other lawsuits which arose in the normal course of business. In the opinion of management, none of these cases are expected to have a material adverse effect upon the financial condition of the Company.

5. EMPLOYEE BENEFIT PLANS

  UPS maintains several defined benefit plans (the "Plans"). The Plans are noncontributory and all employees who meet certain minimum age and years of service are eligible, except those covered by certain multi-employer plans provided for under collective bargaining agreements.

  The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans' assets consist primarily of publicly traded stocks and bonds and include approximately 13.3 million and 10.4 million shares of UPS common stock at December 31, 1997 and 1996, respectively. The actual earnings on the Plans' assets were $838, $381 and $390 million in 1997, 1996

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES and 1995, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

  Pension expense, consisting of various component parts, and certain assumptions used during the years ended December 31 are as follows (in millions):

                                                              1997  1996  1995
                                                              ----  ----  ----
 Current year's earned benefit..............................  $129  $117  $ 92
 Interest on projected benefit obligation...................   239   195   158
 Expected earnings on pension plan assets...................  (265) (202) (189)
 Amortization of unrecognized benefit obligation:
 Net obligation at transition date..........................    13     4     4
 Effect of plan benefit amendments..........................    11    11    12
 Net amortization of unrecognized investment (gains) losses
 and changes in actuarial assumptions and experience........    --     2    (7)
                                                              ----  ----  ----
 Provision for pension expense..............................  $127  $127  $ 70
                                                              ====  ====  ====

  Assumptions, reflecting weighted averages across all plans, are as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
Expected long-term rate of earnings on plan assets............ 9.5%  9.5%   9.5%
Weighted average discount rate................................ 7.5%  8.0%  7.75%
Rate of increase in future compensation levels................ 4.0%  4.0%  4.25%

  The following schedule reconciles the funded status of the Plans as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):

                                                 PLAN WHOSE      PLANS WHOSE
                                                 ACCUMULATED    ASSETS EXCEED
                                                  BENEFITS       ACCUMULATED
                                                EXCEED ASSETS     BENEFITS
                                                --------------  --------------
                                                 1997    1996    1997    1996
                                                ------  ------  ------  ------
 Projected benefit obligation:
 Accumulated benefits computed using present
 salary levels:
  Vested......................................  $  406  $  368  $2,328  $1,918
  Nonvested...................................       6       4     590     441
                                                ------  ------  ------  ------
                                                   412     372   2,918   2,359
 Additional benefits computed using projected
 salary levels................................      --      --     393     320
                                                ------  ------  ------  ------
   Total projected benefit obligation.........     412     372   3,311   2,679
 Pension plan assets..........................     338     281   3,856   2,768
                                                ------  ------  ------  ------
 Difference...................................     (74)    (91)    545      89
 Unrecognized net investment gains and changes
 in assumptions used to compute projected
 benefits.....................................     (13)     --    (495)   (217)
 Unrecognized net benefit obligation at
 transition date..............................      78      86      71      28
 Unrecognized projected benefit obligation
 arising from amendments to the retirement
 plan.........................................      --      --     224     138
 Post-September 30 contributions..............       5       5      --      --
                                                ------  ------  ------  ------
 Prepaid (accrued) pension cost...............  $   (4) $   --  $  345  $   38
                                                ======  ======  ======  ======

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for contributions to these plans described above were $577, $651 and $574 million during 1997, 1996 and 1995, respectively.

  UPS sponsors postretirement medical plans that provide health care benefits to its retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining. The Company has the right to modify or terminate certain of these plans. Historically, these benefits have been provided to retirees on a noncontributory basis; however, in certain cases, employees are required to contribute towards the cost of the coverage.

  The accumulated postretirement benefit obligation at December 31 is as follows (in millions):

                                                                   1997   1996
                                                                  ------ ------
 Accumulated postretirement benefit obligation:
 Retirees.......................................................  $  447 $  450
 Fully eligible active plan participants........................      93     70
 Other active participants......................................     599    576
                                                                  ------ ------
                                                                   1,139  1,096
 Plan assets at fair value......................................     291    237
                                                                  ------ ------
 Accumulated postretirement benefit obligation in excess of plan
 assets.........................................................     848    859
 Unrecognized net investment (gains) losses and changes in
 assumptions used to compute projected benefits.................      63    (18)
                                                                  ------ ------
 Accumulated postretirement benefit obligation, net.............  $  911 $  841
                                                                  ====== ======

  Net periodic postretirement benefit cost for the years ended December 31 included the following components (in millions):

                                                             1997  1996  1995
                                                             ----  ----  ----
Service cost-benefits attributed to service during the
period...................................................... $ 41  $ 37  $ 37
Interest cost on accumulated postretirement benefit
obligation..................................................   89    82    75
Expected earnings on plan assets............................  (21)  (18)  (16)
Amortization of unrecognized amounts........................    3     4     4
                                                             ----  ----  ----
Net periodic postretirement benefit cost.................... $112  $105  $100
                                                             ====  ====  ====

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
Expected long-term rate of return on plan assets.............. 9.5%  9.5%   9.5%
Weighted average discount rate................................ 7.5%  8.0%  7.75%

  Future benefit costs were forecasted assuming an initial annual increase of 7.25% for pre-65 medical costs and an increase of 6.25% for post-65 medical costs, decreasing to 5.75% for pre-65 and 4.75% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter. A one percentage point

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES increase in the annual trend rate would have increased the total accumulated postretirement benefit obligation at December 31, 1997, by $90 million and the aggregate of the service and interest components of the net periodic postretirement benefit costs for 1997 by $11 million.

  Plan assets consist primarily of publicly traded stocks and bonds. The Trust holding the plan assets is not subject to income taxes. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

  UPS also contributes to several multi-employer health and welfare plans which cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to health and welfare plans other than the plan described above were $448, $441 and $395 million during 1997, 1996 and 1995, respectively.

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

6. MANAGEMENT INCENTIVE PLANS

  UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before income taxes for the twelve-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other nonrecurring transactions or accounting changes. Amounts charged to operations were $244, $324 and $277 million during 1997, 1996 and 1995, respectively.

  UPS maintains fixed stock option plans under which options are granted to purchase shares of UPS common stock at the current price of UPS shares as determined by the Board of Directors on the date of option grant. UPS applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 1997, 1996 or 1995. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options granted in 1997, 1996 and 1995 is amortized to expense over the vesting period of the options. The pro forma information is as follows (in millions except per share amounts):

                                                            1997   1996   1995
                                                            ----- ------ ------
     Net income................................ As reported $ 909 $1,146 $1,043
                                                Pro forma   $ 904 $1,143 $1,042
     Basic earnings per share.................. As reported $1.65 $ 2.06 $ 1.87
                                                Pro forma   $1.64 $ 2.05 $ 1.86
     Diluted earnings per share................ As reported $1.63 $ 2.03 $ 1.84
                                                Pro forma   $1.62 $ 2.03 $ 1.84

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  The fair value of each option grant is estimated on the date of grant using the minimum value method for nonpublic entities specified by FAS 123. The assumptions used, by year, are as follows:

                                                            1997   1996   1995
                                                            -----  -----  -----
Semiannual dividend per share.............................. $0.35  $0.35  $0.32
Risk-free interest rate....................................  6.73%  6.05%  6.98%
Expected life in years.....................................     5      5      5

  Persons earning the right to receive stock options are determined each year by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Options covering a total of 30 million common shares may be granted during the five-year period ending in 2001 under the 1996 plan. Except in the case of death, disability or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions.

  Following is an analysis of options for shares of common stock issued and outstanding:

                                                      WEIGHTED      NUMBER OF
                                                      AVERAGE         SHARES
                                                   EXERCISE PRICE (IN THOUSANDS)
                                                   -------------- --------------
Outstanding at January 1, 1995....................     $17.44         18,929
Exercised.........................................     $14.50         (3,077)
Granted...........................................     $23.75          3,916
Canceled..........................................     $18.47           (435)
                                                                      ------
Outstanding at December 31, 1995..................     $19.16         19,333
Exercised.........................................     $15.25         (3,474)
Granted...........................................     $27.00          3,322
Canceled..........................................     $21.64           (225)
                                                                      ------
Outstanding at December 31, 1996..................     $21.21         18,956
Exercised.........................................     $16.50         (3,956)
Granted...........................................     $29.75          3,262
Canceled..........................................     $22.72           (313)
                                                                      ------
Outstanding at December 31, 1997..................     $23.77         17,949
                                                                      ======

  The weighted average fair value of options granted during 1997 and 1996 was $29.75 and $27.00 respectively. No options were exercisable at December 31, 1997. The following table summarizes information about stock options outstanding at December 31, 1997:

           NUMBER OF                WEIGHTED AVERAGE                        WEIGHTED
             SHARES                  REMAINING LIFE                         AVERAGE
         (IN THOUSANDS)                (IN YEARS)                        EXERCISE PRICE
         --------------             ----------------                     --------------
              3,940                       0.3                                $18.75
              3,853                       1.3                                $21.25
              3,757                       2.3                                $23.75
              3,192                       3.3                                $27.00
              3,207                       4.3                                $29.75
             ------                       ---                                ------
             17,949                       2.2                                $23.77
             ======                       ===                                ======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

7. INCOME TAXES

  The provision for income taxes for the years ended December 31 consists of the following (in millions):

                                                                 1997 1996 1995
                                                                 ---- ---- ----
Current:
 Federal........................................................ $455 $333 $656
 State..........................................................   76   71   67
                                                                 ---- ---- ----
  Total Current.................................................  531  404  723
                                                                 ---- ---- ----
Deferred:
 Federal........................................................  100  324  (49)
 State..........................................................   13   36   (9)
                                                                 ---- ---- ----
  Total Deferred................................................  113  360  (58)
                                                                 ---- ---- ----
  Total......................................................... $644 $764 $665
                                                                 ==== ==== ====

  Income before income taxes includes losses of foreign subsidiaries of $70, $160 and $98 million for 1997, 1996 and 1995, respectively.

  A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

                                                               1997  1996  1995
                                                               ----  ----  ----
Statutory federal income tax rate............................. 35.0% 35.0% 35.0%
State income taxes (net of federal benefit)...................  3.7   3.8   2.6
Other.........................................................  2.8   1.2   1.3
                                                               ----  ----  ----
Effective income tax rate..................................... 41.5% 40.0% 38.9%
                                                               ====  ====  ====

  Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

                                                                  1997    1996
                                                                 ------  ------
Excess of tax over book depreciation............................ $1,727  $1,483
Leveraged leases................................................     87     111
Pension plans...................................................    300     302
Prepaid health & welfare........................................    131     127
Other...........................................................    402     371
                                                                 ------  ------
Gross deferred tax liabilities..................................  2,647   2,394
                                                                 ------  ------
Other postretirement benefits...................................    377     342
Loss carryforwards (international)..............................    322     365
Other...........................................................    303     179
                                                                 ------  ------
Gross deferred tax assets.......................................  1,002     886
Deferred tax assets valuation allowance.........................   (322)   (365)
                                                                 ------  ------
Net deferred tax assets.........................................    680     521
                                                                 ------  ------
Net deferred tax liability...................................... $1,967  $1,873
                                                                 ======  ======

  The valuation allowance decreased approximately $43 million and increased approximately $42 million during the years ended December 31, 1997 and 1996, respectively.

           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  UPS has international loss carryforwards of approximately $726 million as of December 31, 1997. Of this amount, $372 million expires in varying amounts through 2007. The remaining $354 million may be carried forward indefinitely. These international loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous international taxable income. In addition, a portion of these losses has been deducted on the U.S. tax return, which could affect the amount of any future benefit.

8. DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

  Deferred taxes, credits and other liabilities, as of December 31, consist of the following (in millions):

                                                                   1997   1996
                                                                  ------ ------
Deferred federal and state income taxes.......................... $1,829 $1,727
Insurance reserves...............................................    606    497
Other credits and noncurrent liabilities.........................    498    257
                                                                  ------ ------
                                                                  $2,933 $2,481
                                                                  ====== ======

9. OTHER OPERATING EXPENSES

  The major components of other operating expenses for the years ended December 31 are as follows (in millions):

                                                            1997   1996   1995
                                                           ------ ------ ------
Repairs and maintenance................................... $  804 $  823 $  809
Depreciation and amortization.............................  1,021    936    866
Purchased transportation..................................  1,374  1,306  1,144
Fuel......................................................    736    685    621
Other occupancy...........................................    395    388    359
Other expenses............................................  3,141  2,875  2,679
                                                           ------ ------ ------
                                                           $7,471 $7,013 $6,478
                                                           ====== ====== ======

10. SEGMENT AND GEOGRAPHIC INFORMATION

  UPS operates primarily in one industry segment, transportation services, which is comprised principally of domestic and international package delivery. Information about operations in different geographic segments for the years ended December 31 is shown below (in millions):

                                                       1997     1996     1995
                                                      -------  -------  -------
 Domestic:
 Revenue............................................  $19,524  $19,376  $18,243
 Income before income taxes.........................  $ 1,559  $ 2,111  $ 1,920
 Identifiable assets................................  $14,305  $13,191  $11,157
 International:
 Revenue............................................  $ 2,934  $ 2,992  $ 2,802
 Loss before income taxes...........................  $    (6) $  (201) $  (212)
 Identifiable assets................................  $ 1,607  $ 1,763  $ 1,488
 Consolidated:
 Revenue............................................  $22,458  $22,368  $21,045
 Income before income taxes.........................  $ 1,553  $ 1,910  $ 1,708
 Identifiable assets................................  $15,912  $14,954  $12,645

  International operations include shipments which either originate in or are destined to international (non-U.S.) locations. International revenues attributable to shipments which originated in the U.S. totaled $772, $750 and $616 million in 1997, 1996 and 1995, respectively.

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

                                     United Parcel Service of America, Inc.
                                     (Registrant)

                                     By: /s/ James P. Kelly
                                          -------------------------------------
                                          James P. Kelly
                                          Chairman of the Board and Chief
                                          Executive Officer

Date: March 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                            TITLE                          DATE
            ---------                            -----                          ----
        /s/ John W. Alden          Vice Chairman of the Board,             March 27, 1998
_________________________________   Senior Vice President and
          JOHN W. ALDEN             Director
    /s/ William H. Brown, III      Director                                March 27, 1998
_________________________________
      WILLIAM H. BROWN, III
      /s/ Robert J. Clanin         Senior Vice President, Chief            March 27, 1998
_________________________________   Financial Officer, Treasurer and
        ROBERT J. CLANIN            Director
                                   Director
_________________________________
           CARL KAYSEN
       /s/ James P. Kelly          Chairman of the Board, Chief            March 27, 1998
_________________________________   Executive Officer and Director
         JAMES P. KELLY
                                   Director
_________________________________
        ANN M. LIVERMORE
                                   Director
_________________________________
        GARY E. MACDOUGAL
      /s/ Joseph R. Moderow        Senior Vice President, Secretary,       March 27, 1998
_________________________________   General Counsel and Director
        JOSEPH R. MODEROW
       /s/ Kent C. Nelson          Director                                March 27, 1998
_________________________________
         KENT C. NELSON
                                   Director
_________________________________
        VICTOR A. PELSON
                                   Director
_________________________________
         JOHN W. ROGERS
     /s/ Charles L. Schaffer       Senior Vice President and               March 27, 1998
_________________________________   Director
       CHARLES L. SCHAFFER
                                   Director
_________________________________
        ROBERT M. TEETER

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K
                                 ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

                               ----------------

                             UNITED PARCEL SERVICE
                                OF AMERICA, INC.

                                 EXHIBIT INDEX

 (3)ARTICLES OF INCORPORATION AND BY-LAWS
    (a) Restated Certificate of Incorporation of UPS.     Incorporated by
                                                          Reference to Exhibit
                                                          4(iv)
                                                          to Form S-8 Registration
                                                          Statement (No. 33-
                                                          19622).
    (b) By-laws of UPS, as amended through                Incorporated by
    February 26, 1998.                                    Reference to Current
                                                          Report on Form 8-K filed
                                                          March 4, 1998.
 (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
     HOLDERS, INCLUDING INDENTURES
    (a) Specimen Certificate of Capital Stock of UPS.     Incorporated by
                                                          Reference to Exhibit
                                                          3(a) to Form 10, as
                                                          filed April 29, 1970.
    (b) UPS Managers Stock Trust Agreement, as            Incorporated by
    amended and restated.                                 Reference to Exhibit
                                                          4(b) to Post-Effective
                                                          Amendment No. 1 to
                                                          Registration Statement
                                                          on Form S-3 (No. 33-
                                                          54297).
    (c) Specimen Certificate of 8 3/8% Debentures         Incorporated by
    due April 1, 2020.                                    Reference to Exhibit
                                                          4(c) to Registration
                                                          Statement No. 33-32481,
                                                          filed December 7, 1989.
    (d) Indenture relating to 8 3/8% Debentures           Incorporated by
    due April 1, 2020.                                    Reference to Exhibit
                                                          4(c) to Registration
                                                          Statement No. 33-32481,
                                                          filed December 7, 1989.
    (e) UPS Employees Stock Trust Agreement.              Incorporated by
                                                          Reference to Exhibit
                                                          4(iv) to Registration
                                                          Statement on Form S-8
                                                          (No. 33-62169) as filed
                                                          August 28, 1995.
    (f) Specimen Certificate of $200,000,000 of 5.5%      Available to the
    Eurobond Notes due January 4, 1999.                   Commission upon request.
    (g) Indenture relating to $200,000,000 of 5.5%        Available to the
    Eurobond Notes due January 4, 1999.                   Commission upon request.
    (h) Specimen Certificate of $166,000,000 of 3.25%     Available to the
    Swiss Franc Notes due October 22, 1999.               Commission upon request.
    (i) Indenture relating to $166,000,000 of 3.25%       Available to the
    Swiss Franc Notes due October 22, 1999.               Commission upon request.
    (j) Specimen Certificate of Sterling 100 million of   Available to the
    6.875% Notes due 2000.                                Commission upon request.
    (k) Indenture relating to Sterling 100 million of     Available to the
    6.875% Note due 2000.                                 Commission upon request.
    (l) Specimen Certificate of $500,000,000 of Temporary Available to the
    and Permanent Global Notes in connection with the     Commission upon request.
    European medium term note program.
    (m) Indenture relating to the $500,000,000 European   Available to the
    Medium term note program.                             Commission upon request.
    (n) Specimen Certificate of Exchange Offer            Incorporated by
    Notes Due 2030.                                       Reference to Exhibit T-
                                                          3C to Form T-3 filed
                                                          December 18, 1997.
    (o) Indenture relating to Exchange Offer              Incorporated by
    Notes Due 2030.                                       Reference to Exhibit T-
                                                          3C to Form T-3 filed
                                                          December 18, 1997.

    (p) Specimen Certificate of $200,000,000 of 6.625%    Available to the
    Euro Notes due April 25, 2001.                        Commission upon request.
    (q) Indenture relating to $200,000,000 of 6.625%      Available to the
    Euro Notes Due April 25, 2001.                        Commission upon request.
    (r) Specimen Certificate of $300,000,000 of 6.25%     Available to the
    Euro Notes due July 7, 2000.                          Commission upon request.
    (s) Indenture relating to $300,000,000 of 6.25%       Available to the
    Euro Notes due July 7, 2000.                          Commission upon request.
    (t) Specimen Certificate of $1,000,000,000 of         Available to the
    Temporary and Permanent Global Notes in connection    Commission upon request.
    with the European medium term note program.
    (u) Indenture relating to the $1,000,000,000 European Available to the
    medium term note program.                             Commission upon request.
 (10) MATERIAL CONTRACTS
    (a) UPS Thrift Plan, as Amended and Restated January
    1, 1976, including Amendments Nos. 1 and 2.
       (1) Amendment No. 3 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          20(b) to
                                                          1980 Annual Report on
                                                          Form 10-K.
       (2) Amendment No. 4 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          20(b) to
                                                          1981 Annual Report on
                                                          Form 10-K.
       (3) Amendment No. 5 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          19(b) to
                                                          1983 Annual Report on
                                                          Form 10-K.
       (4) Amendment No. 6 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(4)
                                                          to 1985 Annual Report on
                                                          Form 10-K.
       (5) Amendment No. 7 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(5)
                                                          to 1985 Annual Report on
                                                          Form 10-K.
       (6) Amendment No. 8 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(6)
                                                          to 1987 Annual Report on
                                                          Form 10-K.
       (7) Amendment No. 9 to the UPS Thrift Plan.        Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(7)
                                                          to 1987 Annual Report on
                                                          Form 10-K.
       (8) Amendment No. 10 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(8)
                                                          to 1990 Annual Report on
                                                          Form 10-K.
       (9) Amendment No. 11 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(9)
                                                          to 1991 Annual Report on
                                                          Form 10-K.
      (10) Amendment No. 12 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(10)
                                                          to 1991 Annual Report on
                                                          Form 10-K.
      (11) Amendment No. 13 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(11)
                                                          to 1991 Annual Report on
                                                          Form 10-K.
      (12) Amendment No. 14 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(12)
                                                          to 1991 Annual Report on
                                                          Form 10-K.
      (13) Amendment No. 15 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(13)
                                                          to 1992 Annual Report on
                                                          Form 10-K.
      (14) Amendment No. 16 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(14)
                                                          to 1993 Annual Report on
                                                          Form 10-K.
      (15) Amendment No. 17 to the UPS Thrift Plan.       Incorporated by
                                                          Reference to Exhibit
                                                          10(a)(15) to 1993 Annual
                                                          Report on Form 10-K.

      (16) Amendment No. 18 to the UPS Thrift Plan.     Incorporated by
                                                        Reference to Exhibit
                                                        10(a)(16) to 1994 Annual
                                                        Report on Form 10-K.
      (17) Amendment No. 19 to the UPS Thrift Plan.     Incorporated by
                                                        Reference to Exhibit
                                                        10(a)(17) to 1994 Annual
                                                        Report on Form 10-K.
      (18) Amendment No. 20 to the UPS Thrift Plan.     Incorporated by
                                                        Reference to Exhibit
                                                        10(a)(18)
                                                        to the 1995 Annual
                                                        Report on Form 10-K.
      (19) Amendment No. 21 to the UPS Thrift Plan.     Incorporated by
                                                        Reference to Exhibit
                                                        10(a)(19)
                                                        to the 1995 Annual
                                                        Report on Form 10-K.
      (20) Amendment No. 22 to the UPS Thrift Plan.     Incorporated by
                                                        Reference to Exhibit
                                                        10(a)(20)
                                                        to the 19965 Annual
                                                        Report on Form 10-K.
      (21) Amendment No. 23 to the UPS Thrift Plan.     Incorporated by
                                                        reference to Exhibit
                                                        10(a)(21)
                                                        to the 1996 Annual
                                                        Report on Form 10-K.
    (b) UPS Retirement Plan (including amendments       Incorporated by
    1 through 4).                                       Reference to Exhibit 9
                                                        to
                                                        1979 Annual Report on
                                                        Form 10-K.
       (1) Amendment No. 5 to the UPS Retirement Plan.  Incorporated by
                                                        Reference to Exhibit
                                                        20(a) to
                                                        1980 Annual Report on
                                                        Form 10-K.
       (2) Amendment No. 6 to the UPS Retirement Plan.  Incorporated by
                                                        Reference to Exhibit
                                                        19(a) to
                                                        1983 Annual Report on
                                                        Form 10-K.
       (3) Amendment No. 7 to the UPS Retirement Plan.  Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(3)
                                                        to 1984 Annual Report on
                                                        Form 10-K.
       (4) Amendment No. 8 to the UPS Retirement Plan.  Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(4)
                                                        to 1985 Annual Report on
                                                        Form 10-K.
       (5) Amendment No. 9 to the UPS Retirement Plan.  Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(5)
                                                        to 1985 Annual Report on
                                                        Form 10-K.
       (6) Amendment No. 10 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        19(a) to
                                                        1988 Annual Report on
                                                        Form 10-K.
       (7) Amendment No. 11 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        19(b) to
                                                        1988 Annual Report on
                                                        Form 10-K.
       (8) Amendment No. 12 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(8) to 1989 Annual
                                                        Report on Form 10-K.
       (9) Amendment No. 13 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(9) to 1989 Annual
                                                        Report on Form 10-K.
      (10) Amendment No. 14 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(10) to 1990 Annual
                                                        Report on Form 10-K.
      (11) Amendment No. 15 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(11) to 1992 Annual
                                                        Report on Form 10-K.
      (12) Amendment No. 16 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(12) to 1994 Annual
                                                        Report on Form 10-K.
      (13) Amendment No. 17 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(13) to 1994 Annual
                                                        Report on Form 10-K.
      (14) Amendment No. 18 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(14) to the 1995
                                                        Annual Report on Form
                                                        10-K.
      (15) Amendment No. 19 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(15) to the 1995
                                                        Annual Report on Form
                                                        10-K.
      (16) Amendment No. 20 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(16) to the 1995
                                                        Annual Report on Form
                                                        10-K.
      (17) Amendment No. 21 to the UPS Retirement Plan. Incorporated by
                                                        Reference to Exhibit
                                                        10(b)(17) to the 1996
                                                        Annual Report on Form
                                                        10-K.
      (18) Amendment No. 22 to the UPS Retirement Plan. Filed herewith as
                                                        Exhibit 10(b)(18).

  (c) UPS Managers Incentive Plan (as amended).      Incorporated by Reference
                                                     to Definitive Proxy
                                                     Statement for 1992 Special
                                                     Meeting of Shareholders.
  (d) Indemnification Contracts or Arrangements.     Incorporated by Reference
                                                     to Item 8 of Form 10, as
                                                     filed April 29, 1970.
  (e) Agreement of Sale between Delaware County      Incorporated by Reference
      Industrial Development Authority and Penallen  to Exhibit 10(m) to 1985
      Corporation, dated as of December 1, 1985;     Annual Report on Form 10-K.
      Remarketing Agreement, dated as of December 1,
      1985, among United Parcel Service of America,
      Inc., Penallen Corporation and Salomon
      Brothers Inc.; Guarantee Agreement, dated as
      of December 1, 1985, between United Parcel
      Service of America, Inc. and Irving Trust
      Company; Guarantee by United Parcel Service
      of America, Inc. to Delaware County Industrial
      Development Authority, dated as of December 1,
      1985.
  (f) Receivables Purchase and Sale Agreement, dated Incorporated by Reference
      as of November 24, 1987, among United Parcel   to Exhibit 10(l) to 1987
      Service, Inc., an Ohio corporation, United     Annual Report on Form 10-K.
      Parcel Service, Inc., a New York corporation,
      United Parcel Service of America, Inc.,
      Cooperative Receivables Corporation and
      Citicorp North America, Inc.
  (g) Receivables Purchase and Sale Agreement,       Incorporated by Reference
      dated as of November 24, 1987, among United    to Exhibit 10(m) to 1987
      Parcel Service, Inc., an Ohio corporation,     Annual Report on Form 10-K.
      United Parcel Service, Inc., a New York
      corporation, United Parcel Service of America,
      Inc., Citibank, N.A., and Citicorp North
      America, Inc.
  (h) Membership Agreement, dated as of November 24, Incorporated by Reference
      1987, by and between Cooperative Receivables   to Exhibit 10(n) to 1987
      Corporation and United Parcel Service of       Annual Report on Form 10-K.
      America, Inc.
  (i) Amended and Restated Facility Lease Agreement, Incorporated by Reference
      dated as of November 6,1990, among Overseas    to Exhibit 10(r) to 1990
      Partners Leasing, Inc., United Parcel Service  Annual Report on Form 10-K.
      General Services Co. and United Parcel Service
      of America, Inc.
  (j) Amended and Restated Facility Lease Agreement, Incorporated by Reference
      dated as of November 6, 1990, among Overseas   to Exhibit 10(s) to 1990
      Partners Leasing, Inc., United Parcel          Annual Report on Form 10-K.
      Service Co. and United Parcel Service of
      America, Inc.
  (k) Agreement of Sale, dated as of December 28,    Incorporated by Reference
      1989, between Edison Corporation and Overseas  to Exhibit 10(t) to 1989
      Partners Leasing, Inc.                         Annual Report on Form 10-K.
  (l) Assignment and Assumption Agreement, dated     Incorporated by Reference
      as of December 28, 1989, between and among     to Exhibit 10(u) to 1989
      Edison Corporation, Overseas Partners Leasing, Annual Report on Form 10-K.
      Inc., McBride Enterprises, Inc. and Ramapo
      Ridge-McBride Office Park.

    (m) UPS Deferred Compensation Plan for Non-      Incorporated by Reference
    Employee Directors.                              to Exhibit 10(v) to
                                                     1990 Annual Report on Form
                                                     10-K.
    (n) UPS Retirement Plan for Outside Directors.   Incorporated by Reference
                                                     to Exhibit 10(w) to
                                                     1990 Annual Report on Form
                                                     10-K.
    (o) UPS Savings Plan, as Amended and Restated,   Incorporated by Reference
    including Amendments No. 1-5.                    to Exhibit 10(x) to
                                                     1990 Annual Report on Form
                                                     10-K.
       (1) Amendment No. 6 to the UPS Savings Plan.  Incorporated by Reference
                                                     to Exhibit 10(x)(1) to
                                                     1990 Annual Report on Form
                                                     10-K.
       (2) Amendment No. 7 to the UPS Savings Plan.  Incorporated by Reference
                                                     to Exhibit 10(x)(2) to
                                                     1991 Annual Report on Form
                                                     10-K.
       (3) Amendment No. 8 to the UPS Savings Plan.  Incorporated by Reference
                                                     to Exhibit 10(x)(3) to
                                                     1992 Annual Report on Form
                                                     10-K.
       (4) Amendment No. 9 to the UPS Savings Plan.  Incorporated by Reference
                                                     to Exhibit 10(x)(4) to
                                                     1992 Annual Report on Form
                                                     10-K.
       (5) Amendment No. 10 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(5) to
                                                     1992 Annual Report on Form
                                                     10-K.
       (6) Amendment No. 11 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(6) to
                                                     1994 Annual Report on Form
                                                     10-K.
       (7) Amendment No. 12 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(7) to
                                                     1994 Annual Report on Form
                                                     10-K.
       (8) Amendment No. 13 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(8) to
                                                     1994 Annual Report on Form
                                                     10-K.
       (9) Amendment No. 14 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(9) to
                                                     1994 Annual Report on Form
                                                     10-K.
      (10) Amendment No. 15 to the UPS Savings Plan. Incorporated by Reference
                                                     to Exhibit 10(x)(10) to
                                                     1994 Annual Report on Form
                                                     10-K.
      (11) Restatement Amendment No. 1 to the UPS    Incorporated by Reference
      Savings Plan.                                  to Exhibit 10(x)(11) to
                                                     the 1996 Annual Report on
                                                     Form 10-K.
      (12) Restatement Amendment No. 2 to the UPS    Incorporated by Reference
      Savings Plan.                                  to Exhibit 10(x)(12) to
                                                     the 1995 Annual Report on
                                                     Form 10-K.
      (13) Restatement Amendment No. 3 to the UPS    Incorporated by Reference
      Savings Plan.                                  to Exhibit 10(o)(13) to
                                                     the 1996 Annual Report on
                                                     Form 10-K.
      (14) Restatement Amendment No. 4 to the UPS    Incorporated by Reference
      Savings Plan.                                  to Exhibit 10(o)(14)
                                                     to the 1996 Annual Report
                                                     on Form 10-K.
      (15) Restatement Amendment No. 5 to the UPS    Incorporated by Reference
      Savings Plan.                                  to Exhibit 10(o)(15) to
                                                     the 1996 Annual Report on
                                                     Form 10-K.
      (16) Restatement Amendment No. 6 to the UPS    Filed herewith as Exhibit
      Savings Plan.                                  10(o)(16).

  (p) Credit Agreement (364-  Incorporated by Reference to Exhibit 10(a) to
  Day Facility) dated         Quarterly Report on Form 10-Q for the Quarter
  May 7, 1997 among United    Ended March 30, 1997.
  Parcel Service of
  America, Inc., the initial
  lenders named therein,
  CitiCorp Securities, Inc.
  As Co-Arranger and
  Nations Banc Capital Mar-
  kets, Inc. As Co-Arranger
  and NationsBank of Georgia,
  N.A., as Agent, and
  Citibank, N.A., as Agent.
  (q) Credit Agreement (Five- Incorporated by Reference to Exhibit 10(b) to
  Year Facility)              the Quarterly Report on Form 10-Q for the Quarter
  dated June 10, 1996 among   ended June 30, 1996.
  United Parcel Service
  of America, Inc., the ini-
  tial lenders
  named therein, NationsBank
  of Georgia,
  N.A., as Agent, and
  Citibank, N.A., as Agent.
  (r) UPS 1991 Stock Option   Incorporated by Reference to Appendix A to
  Plan (Amended and           Definitive Proxy Statement for 1995 Annual
  Restated as of February 20, Meeting of Shareholders.
  1992).
  (s) UPS Excess Coordinating Filed herewith as Exhibit 10(s).
  Benefit Plan.
  (t) UPS 1997 Employees      Incorporated by Reference to Exhibit 99 to the
  Stock Purchase Plan.        Form S-8 Registration Statement No. 333-23971,
                              as filed on March 26, 1997.
  (u) UPS 1997 Managers Stock Incorporated by Reference to Exhibit 99 to the
  Purchase Plan.              Form S-8 Registration Statement No. 333-23971,
                              as filed on March 26, 1997.
  (v) UPS 1996 Stock Option   Incorporated by Reference to Exhibit (10)(a) to
  Plan, as                    Quarterly Report on Form 10-Q for the Quarter
  amended and restated.       ended September 30, 1997.
(21)SUBSIDIARIES OF THE REG-
 ISTRANT.                     Filed herewith as Exhibit 21.
(23)CONSENT OF DELOITTE &
 TOUCHE LLP.                  Filed herewith as Exhibit 23.
(27)FINANCIAL DATA SCHEDULES  Filed with EDGAR version of this 1997 Annual
                              Report on Form 10-K.