Form 10-Q
period 1998-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1998-05-14
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------
                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------
                   For the Quarter Ended March 31, 1998


                      Commission file number 0-4714


                  United Parcel Service of America, Inc.
--------------------------------------------------------------------------
           (Exact name of registrant specified in its charter)


 Delaware                                                    95-1732075
--------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)


55 Glenlake Parkway, NE
Atlanta, Georgia                                                  30328
--------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code (404) 828-6000


                              Not Applicable
--------------------------------------------------------------------------
Former name, address and fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements of the past 90 days.


YES   X       NO


                  Common Stock, par value $.10 per share
--------------------------------------------------------------------------
                             (Title of Class)


                            562,000,000 shares
--------------------------------------------------------------------------
                      Outstanding as of May 14, 1998

                  PART I. ITEM 1- FINANCIAL INFORMATION
         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             March 31, 1998 (unaudited) and December 31, 1997 (In millions except share amounts)

ASSETS                                                  1998        1997
------                                                 ------      -----
CURRENT ASSETS:
      Cash and short-term investments                $   624     $   460
      Accounts receivable                              2,383       2,405
      Prepaid employee benefit costs                     941         669
      Materials, supplies and other prepaid expenses     466         417
      Common stock held for stock plans                  565         526
                                                      ------      ------
                  TOTAL CURRENT ASSETS                 4,979       4,477

PROPERTY,  PLANT AND  EQUIPMENT  (including
      aircraft  under  capitalized  lease
      obligations)- at cost, net of accumulated
      depreciation and amortization of
      $7,644 in 1998 and $7,495 in 1997               10,939      11,007

OTHER ASSETS                                             344         428
                                                      ------      ------

                                                     $16,262     $15,912
                                                     =======     =======
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                               $ 1,122     $ 1,207
      Accrued wages and withholdings                   1,100       1,194
      Dividends payable                                    -         191
      Deferred income taxes                              142         140
      Current maturities of long-term debt               229          41
      Other current liabilities                          804         625
                                                      ------      ------
                  TOTAL CURRENT LIABILITIES            3,397       3,398

LONG-TERM DEBT (including capitalized lease
      obligations)                                     2,456       2,583
                                                      ------      ------

ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                       936         911
                                                      ------      ------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES          3,051       2,933
                                                      ------      ------

SHAREOWNERS' EQUITY:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        562,000,000, net of 18,000,000 in treasury        56          56
      Additional paid-in capital                           2           -
      Retained earnings                                6,464       6,112
      Cumulative foreign currency adjustments           (100)        (81)
                                                      ------      ------
                                                       6,422       6,087
                                                      ------      ------
                                                     $16,262     $15,912
                                                     =======     =======

             See notes to consolidated financial statements.

         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                Three Months Ended March 31, 1998 and 1997
                  (In millions except per share amounts)
                               (unaudited)





                                                 Three Months Ended
                                                  1998        1997
                                                  ----        ----

Revenue                                         $ 5,859     $ 5,664
                                                  -----       -----
Operating Expenses:
   Compensation and benefits                      3,471       3,419
   Other                                          1,748       1,819
                                                  -----       -----
                                                  5,219       5,238
                                                  -----       -----

Operating Profit                                    640         426
                                                  -----       -----

Other income and (expense):
   Interest income                                   14          10
   Interest expense                                 (58)        (41)
   Miscellaneous,net                                  5          (7)
                                                  -----       -----
                                                    (39)        (38)

Income before income taxes                          601         388

Income taxes                                        249         160
                                                  -----       -----


Net income                                      $   352     $   228
                                                  =====       =====

Basic Earnings Per Share                        $  0.64     $  0.41
                                                  =====       =====

Diluted Earnings Per Share                      $  0.64     $  0.41
                                                  =====       =====




             See notes to consolidated financial statements.



              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Three Months Ended March 31, 1998
                                  (In millions)
                                   (unaudited)


                                                                 Cumulative
                                         Additional               Foreign         Total
                          Common Stock     Paid-In    Retained    Currency     Shareowners'
                         Shares  Amount    Capital    Earnings   Adjustments       Equity
                         ------  ------    -------    --------   -----------     --------
Balance, January 1, 1998   562    $56          $-     $6,112       $(81)          $6,087
  Comprehensive income:
    Net income               -      -           -        352          -              352
    Foreign currency
      adjustments            -      -           -          -        (19)             (19)
                                                                                  ------
  Comprehensive income                                                              $333
                                                                                  ------
  Gain on issuance of
    common stock held
    for stock plans          -      -           2          -          -                2
                           ---    ---          --     ------      -----           ------
Balance, March 31, 1998    562    $56          $2     $6,464      $(100)          $6,422
                           ===    ===          ==     ======      =====           ======





                         See notes to consolidated financial statements.

                UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                  (In millions)
                                   (unaudited)

                                                         1998      1997
                                                         ----      ----
Cash flows from operating activities:
      Net income                                        $  352    $  228
        Adjustments to reconcile net income to net
        cash provided from operating activities:
            Depreciation and amortization                  265       249
            Postretirement benefits                         25        28
            Deferred taxes, credits, and other             101       140
            Changes in assets and liabilities:
               Accounts receivable                          48       (11)
               Prepaid employee benefit costs             (272)     (256)
               Materials, supplies and other
                 prepaid expenses                          (49)      (28)
               Common stock held for stock plans           (39)       65
               Accounts payable                            (85)      (42)
               Accrued wages and withholdings              (94)     (168)
               Dividends payable                          (191)     (194)
               Other current liabilities                   179       144
                                                         -----     -----

      Net cash provided from operating activities          240       155
                                                         -----     -----

Cash flows from investing activities:
      Capital expenditures                                (290)     (322)
      Disposals of property, plant and equipment            90        30
      Other asset receipts                                  65        14
                                                         -----     -----

      Net cash (used in) investing activities             (135)     (278)
                                                         -----      ----

Cash flows from financing activities:
      Proceeds from borrowings                             128       343
      Repayment of borrowings                              (67)     (148)
      Other transactions                                     2        16
                                                         -----     -----

      Net cash provided by financing activities             63       211
                                                         -----     -----

Effect of exchange rate changes on cash                     (4)       (1)
                                                         -----     -----

Net increase in cash and short-term investments            164        87

Cash and short-term investments:
      Beginning of period                                  460       392
                                                         -----     -----

      End of period                                     $  624    $  479
                                                         =====     =====

Cash paid during the period for:
      Interest (net of amount capitalized)              $   40    $   21
                                                         =====     =====

      Income taxes                                      $  132    $    5
                                                         =====     =====


                 See notes to consolidated financial statements.

             UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (unaudited)


1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period. Effective January 1, 1998, UPS adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 requires comprehensive income and its components to be separately displayed within the financial statements. Comprehensive income, which totaled $333 million for the three months ended March 31, 1998, includes net income and foreign currency adjustments and is displayed in the Consolidated Statement of Shareowners' Equity. Comprehensive income for the comparable quarter of 1997 totaled $180 million and was comprised of net income of $228 million net of foreign currency adjustments of $48 million.


2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.


3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):
                                                            1998    1997
                                                            ----    ----
Numerator:
   Numerator for basic and diluted earnings per share -
     net income                                            $  352  $  228
                                                           ======  ======
Denominator:
   Weighted-average shares- denominator for
     basic earnings per share                                 546     554
Effect of dilutive securities:
   Additional contingent shares - managers incentive
     plan                                                       3       3
   Stock option plans                                           3       3
                                                           ------- ------
Denominator for diluted earnings per share                    552     560
                                                           ======= ======

Basic earnings per share                                    $0.64   $0.41
                                                           ======= ======

Diluted earnings per share                                  $0.64   $0.41
                                                           ======= ======

              UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (unaudited)


4. During the second quarter of 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. The Notice of Deficiency is based in large part on the theory that UPS is liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. The deficiency sought by the IRS relating to package insurance is based on a number of theories, which the Company believes are inconsistent, and ranges from $8 million to $35 million of tax, plus penalties and interest for 1984.

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

      In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. The Company does not anticipate that the Tax Court will render its decision for at least six to twelve months. Management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

      The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for periods after 1990.

     The Company is a defendant in various employment-related lawsuits. In two of these actions, which allege employment discrimination by the Company, class action status has been sought by the plaintiffs. In one case, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. In the other case, plaintiff's motion for class action status is pending. Also, lawsuits have been

               UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (unaudited)


filed on behalf of more than 300 former contract pilots against the Company, alleging, among other things, that in the late 1980's the Company did not fulfill offers of employment to individuals to serve as pilots of Company-operated aircraft. These cases generally do not allege specific amounts of damages. However, one of these cases has been tried and resulted in a jury verdict, which was affirmed on appeal. Though the compensatory and punitive damages awarded were substantial, they were not material to the Company. Each of the pending employment-related lawsuits is in its early stages, and the Company is presently unable to estimate its exposure.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

      For the three months ended March 31, 1998, revenue increased by $195 million, or 3.4%, in comparison with the three months ended March 31, 1997. For the first quarter of 1998, domestic revenue totaled $5.039 billion, an increase of $83 million, or 1.7%, over the first quarter of 1997, and international revenue totaled $820 million, an increase of $112 million, or 15.8%.

      Domestic revenue increased primarily as a result of generally higher yields along with improved product mix. Volume for the Company's higher yielding express packages was up 5.2% for the quarter. However, domestic ground volume has not yet returned to levels which existed prior to the August 1997 International Brotherhood of Teamsters strike.

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

      The increase in international revenue was primarily attributable to a $105 million increase in international export revenue, or 21.7%. In addition, international domestic revenue improved $7 million, or 3.1%. Volume increased 18.5% and 16.4% for international export and domestic operations, respectively. The continued strengthening of the U.S. dollar somewhat reduced the revenue increases for both international export and domestic revenues.

      Operating expenses decreased by $19 million, or 0.4%, which improved the operating ratio from 92.5 during 1997 to 89.1 during 1998. This improvement resulted primarily from lower fuel costs and the impact of cost containment efforts. Fuel prices during the first quarter of 1998 were significantly less than in 1997, and are subject to general market fluctuations.

      Operating profit for the period increased $214 million, or 50.2%. The increase is primarily attributable to the above mentioned increases in revenue yields in conjunction with the decreases in operating expenses.

      Income before income taxes ("pre-tax income") increased $213 million, or 54.9%. Domestic pre-tax income amounted to $567 million, an increase of $148 million, or 35.3% over the corresponding quarter of the previous year. The increase was primarily a result of higher revenues and lower operating costs as discussed above. International pre-tax income amounted to $34 million, an improvement of $65 million over the loss of the corresponding quarter of the previous year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

      Pre-tax income associated with international export and domestic operations improved by $49 million and $16 million, respectively. The continuation of these favorable trends in international export and domestic operations resulted primarily from higher volume and better utilization of existing capacity. Contributing to this improvement is the pan-European product relaunch, which took place in late 1996. This relaunch provides a uniform portfolio of pan-European services including guaranteed next-day delivery for transborder shipments, as well as comprehensive package tracking capabilities for all levels of service. Export volume increased by 27.3% and 3.9% for international and U.S. origin export shipments, respectively.

      Net income increased by $124 million, or 54.4%, over the corresponding quarter of the prior year. The net increase resulted primarily from higher revenues and lower operating costs as discussed above.

      The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Liquidity and Capital Resources

      In April 1998, UPS renegotiated and extended its two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each with one expiring April 29, 1999, and the other April 30, 2003.

      Management believes that the resources described above, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected long-term needs for the operation of its business, including anticipated capital expenditures and purchase commitments.

      During 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The Company is also a defendant in various employment-related lawsuits. Each of the pending employment-related lawsuits is in its early stages, and the Company is presently unable to estimate its exposure. Reference is made here to Note 4 to the accompanying unaudited consolidated financial statements for more information.


Future Accounting Changes

      In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires that certain costs to develop or obtain computer software for internal use be capitalized. The new statement is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged but not required. The impact of the new standard has not been fully determined, but the change will likely result in lower expense for software costs in the initial year of adoption. The Company currently intends to adopt SOP 98-1 beginning January 1, 1999.

                                     PART II


Item 6 - Exhibits and Reports on Form 8-K

A)     Exhibits:
      (10)   Material Contracts

            (a) Credit Agreement (364-Day Facility) dated April 30, 1998 among United Parcel Service of America, Inc., the initial lenders named therein, CitiCorp Securities, Inc. as Co-Arranger and BancAmerica Robertson Stephens as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.

            (b) Credit Agreement (Five-Year Facility) dated April 30, 1998 among United Parcel Service of America, Inc., the initial lenders named therein, CitiCorp Securities, Inc. as Co-Arranger and BancAmerica Robertson Stephens as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.


B) Reports on Form 8-K: The Company filed a report on Form 8-K on March 4, 1998 filing under cover of Item 7, an exhibit containing amendments to the Company's by-laws.

                                  EXHIBIT INDEX


      (10)  Material Contracts

            (a) Credit Agreement (364-Day Facility) dated April 30, 1998 among United Parcel Service of America, Inc., the initial lenders named therein, CitiCorp Securities, Inc. as Co-Arranger and BancAmerica Robertson Stephens as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.

            (b) Credit Agreement (Five-Year Facility) dated April 30, 1998 among United Parcel Service of America, Inc., the initial lenders named therein, CitiCorp Securities, Inc. as Co-Arranger and BancAmerica Robertson Stephens as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  UNITED PARCEL SERVICE OF AMERICA, INC.
                                              (Registrant)




                               By: /S/  Robert J. Clanin
                                  --------------------------------------
                                  Robert J. Clanin
                                  Senior Vice President,
                                  Treasurer and
                                  Chief Financial Officer

































Date:   May 14, 1998