Form 10-Q
period 1998-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1998-08-14
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------
                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------
                   For the Quarter Ended June 30, 1998


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


                            559,000,000 shares
--------------------------------------------------------------------------
                    Outstanding as of August 13, 1998

                      PART I. ITEM 1- FINANCIAL INFORMATION
            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (unaudited) and December 31, 1997
                       (In millions except share amounts)

ASSETS                                                 1998        1997
------                                                 ----        ----

CURRENT ASSETS:
      Cash and short-term investments                $ 1,103     $   460
      Accounts receivable                              2,412       2,405
      Prepaid employee benefit costs                     600         669
      Materials, supplies and other prepaid expenses     487         417
      Common stock held for stock plans                  514         526
                                                      ------      ------
                  TOTAL CURRENT ASSETS                 5,116       4,477

PROPERTY,  PLANT AND  EQUIPMENT  (including
      aircraft  under  capitalized  lease
      obligations)- at cost, net of accumulated
      depreciation and amortization of
      $7,858 in 1998 and $7,495 in 1997               10,863      11,007

OTHER ASSETS                                             275         428
                                                      ------      ------

                                                     $16,254     $15,912
                                                      ======      ======
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

CURRENT LIABILITIES:
      Accounts payable                               $ 1,094     $ 1,207
      Accrued wages and withholdings                   1,268       1,194
      Dividends payable                                    -         191
      Deferred income taxes                              150         140
      Current maturities of long-term debt               243          41
      Other current liabilities                          662         625
                                                      ------      ------
                  TOTAL CURRENT LIABILITIES            3,417       3,398

LONG-TERM DEBT (including capitalized lease
      obligations)                                     2,374       2,583
                                                      ------      ------

ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                       961         911
                                                      ------      ------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES          2,948       2,933
                                                      ------      ------

SHAREOWNERS' EQUITY:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000 and 562,000,000, net of
        21,000,000 and 18,000,000 in treasury, at
        June 30, 1998 and December 31, 1997               56          56
      Additional paid-in capital                           -           -
      Retained earnings                                6,596       6,112
      Cumulative foreign currency adjustments            (98)        (81)
                                                      ------      ------
                                                       6,554       6,087
                                                      ------      ------
                                                     $16,254     $15,912
                                                      ======      ======

            See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months and Six Months Ended June 30, 1998 and 1997
                     (In millions except per share amounts)
                                   (unaudited)





                         Three Months Ended       Six Months Ended
                          1998        1997         1998       1997
                          ----        ----         ----       ----

Revenue                 $ 6,107     $ 5,846      $11,966    $11,510
                         ------      ------       ------     ------

Operating Expenses:
  Compensation and
   benefits               3,531       3,406        7,002      6,825
  Other                   1,771       1,822        3,519      3,641
                         ------      ------       ------     ------
                          5,302       5,228       10,521     10,466
                         ------      ------       ------     ------

Operating Profit            805         618        1,445      1,044
                         ------      ------       ------     ------

Other income and
(expense):
  Interest income            16           9           30         19
  Interest expense          (57)        (37)        (115)       (78)
  Miscellaneous, net          1          (8)           6        (15)
                         ------      ------       ------     ------
                            (40)        (36)         (79)       (74)

Income before income
  taxes                     765         582        1,366        970

Income taxes                307         242          556        402
                         ------      ------       ------     ------


Net income              $   458     $   340      $   810    $   568
                         ======      ======       ======     ======

Basic earnings per
  share                 $  0.84     $  0.61      $  1.49    $  1.03
                         ======      ======       ======     ======

Diluted earnings per
  share                 $  0.83     $  0.61      $  1.47    $  1.01
                         ======      ======       ======     ======






             See notes to consolidated financial statements.



            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                         Six Months Ended June 30, 1998
                                  (In millions)
                                   (unaudited)


                                                                 Cumulative
                                         Additional               Foreign         Total
                          Common Stock     Paid-In    Retained    Currency     Shareowners'
                         Shares  Amount    Capital    Earnings   Adjustments       Equity
                         ------  ------    -------    --------   -----------       ------
Balance, January 1, 1998   562    $56          $-     $6,112       $(81)          $6,087
  Comprehensive income:
    Net income               -      -           -        810          -              810
    Foreign currency
      adjustments            -      -           -          -        (17)             (17)
                                                                                  ------
  Comprehensive income                                                               793
                                                                                  ------
  Dividends
    ($.40 per share)         -      -           -       (219)         -             (219)
  Gain on issuance of
    common stock held
    for stock plans          -      -           8          -          -                8
  Exercise of stock
    options                  -      -          (8)       (17)         -              (25)
  Reclassification of
    common stock            (3)     -           -        (90)         -              (90)
                           ---    ---          --     ------      -----           ------
Balance, June 30, 1998     559    $56          $-     $6,596      $ (98)          $6,554
                           ===    ===          ==     ======      =====           ======





                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                  (In millions)
                                   (unaudited)

                                                         1998      1997
Cash flows from operating activities:                    ----      ----
      Net income                                        $  810    $  568
        Adjustments to reconcile net income to net
        cash provided from operating activities:
            Depreciation and amortization                  547       517
            Postretirement benefits                         50        56
            Deferred taxes, credits and other               (1)      170
            Changes in assets and liabilities:
               Accounts receivable                          58        92
               Prepaid employee benefit costs               69        62
               Materials, supplies and other
                 prepaid expenses                          (62)       69
               Common stock held for stock plans            12        17
               Accounts payable                           (113)      (59)
               Accrued wages and withholdings               74       (54)
               Dividends payable                          (191)     (194)
               Other current liabilities                    37       152
                                                         -----     -----

      Net cash provided from operating activities        1,290     1,396
                                                         -----     -----

Cash flows from investing activities:
      Capital expenditures                                (504)     (772)
      Disposals of property, plant and equipment           120        67
      Other asset receipts                                  82        14
                                                         -----     -----

      Net cash (used in) investing activities             (302)     (691)
                                                         -----      ----

Cash flows from financing activities:
      Proceeds from borrowings                             166       732
      Repayment of borrowings                             (173)     (941)
      Reclassification of common stock                     (90)        -
      Dividends                                           (219)     (195)
      Other transactions                                   (17)       (6)
                                                         -----     -----

      Net cash (used in) financing activities             (333)     (410)
                                                         -----     -----

Effect of exchange rate changes on cash                    (12)      (16)
                                                         -----     -----

Net increase in cash and short-term investments            643       279

Cash and short-term investments:
      Beginning of period                                  460       392
                                                         -----     -----

      End of period                                     $1,103    $  671
                                                         =====     =====

Cash paid during the period for:
      Interest (net of amount capitalized)              $  176    $   60
                                                         =====     =====

      Income taxes                                      $  560    $  141
                                                         =====     =====


                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months and Six Months Ended June 30, 1998 and 1997
                                   (unaudited)


1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period. Effective January 1, 1998, UPS adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 requires comprehensive income and its components to be separately displayed within the financial statements. Comprehensive income, which totaled $793 million for the six months ended June 30, 1998, includes net income and foreign currency adjustments and is displayed in the Consolidated Statement of Shareowners' Equity. Comprehensive income for the comparable six months of 1997 totaled $501 million and was comprised of net income of $568 million less foreign currency adjustments of $67 million.

2. In  the  opinion  of  management,   the  accompanying  interim,   unaudited,
consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                               Three Months    Six Months
                                                   Ended          Ended
                                               1998    1997    1998   1997
                                               ----    ----    ----   ----
Numerator:
   Numerator for basic and diluted
      earnings per share - net income         $ 458   $ 340   $ 810  $ 568
                                              =====   =====   =====  =====

Denominator:
   Weighted-average shares- denominator
      for basic earnings per share              544     554     545    554
Effect of dilutive securities:
   Additional contingent shares -
      managers incentive plan                     6       5       5      4
   Stock option plans                             2       2       2      2
                                             ------  ------  ------ ------
Denominator for diluted earnings
      per share                                 552     561     552    560
                                             ======  ======  ====== ======

Basic earnings per share                      $0.84   $0.61   $1.49  $1.03
                                             ======  ======  ====== ======

Diluted earnings per share                    $0.83   $0.61   $1.47  $1.01
                                             ======  ======  ====== ======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months and Six Months Ended June 30, 1998 and 1997
                                   (unaudited)


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

      In August 1995, the Company filed a petition in Tax Court in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in two sessions, from September 15 through September 30, 1997, and from November 6 through November 7, 1997. Even though the Tax Court has no scheduled date for the opinion to be rendered, the Company does not anticipate a decision until the beginning of 1999, at the earliest. Management still believes that the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

      The Company has appealed with the IRS all material issues related to the 1985 through 1990 tax years. The IRS may take positions similar to those in the reports described above for periods after 1990.

      The Company is a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by the Company, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. This lawsuit is in its early stages, and the Company is presently unable to estimate its exposure.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months and Six Months Ended June 30, 1998 and 1997
                                   (unaudited)


     In the pilot litigation previously reported, the Company has negotiated settlements with nearly all of the plaintiff pilots in an aggregate amount not material to the Company. Settlement discussions continue with a small number of the non-settling plaintiffs.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

      For the three months ended June 30, 1998, revenue increased by $261 million, or 4.5%, in comparison with the three months ended June 30, 1997. For the second quarter of 1998, domestic revenue totaled $5.308 billion, an increase of $208 million, or 4.1%, over the second quarter of 1997, and international revenue totaled $799 million, an increase of $53 million, or 7.0%.

      Domestic revenue increased primarily as a result of generally higher yields along with continued improvement in product mix. Although domestic express volume was up 2.8%, total domestic volume was down 3.9% for the quarter. In general, domestic ground volume has not returned to levels which existed prior to the August 1997 International Brotherhood of Teamsters strike.

      In reaction to this continued decrease, UPS has launched several initiatives which are intended to regain lost volume and provide future growth. The most significant of these initiatives was the introduction of Guaranteed Ground service on May 4, 1998. At no additional cost to customers, this service provides a time-definite service for business-to-business ground packages and includes a money-back guarantee. The cost of customer refunds to date has been minimal. Given the short time period in which the program has been in place, it is premature to determine the overall impact it will have on operating results.

      The increase in international revenue was primarily attributable to a $46 million or 8.7% increase in international export revenue. In addition, international domestic revenue improved $7 million, or 3.0%. Driving this improvement were volume increases of 14.5% and 10.2% for international export and domestic operations, respectively. The continued strengthening of the U.S. dollar reduced the revenue increases for both international export and domestic revenues.

      Consolidated operating expenses increased by $74 million, or 1.4%, while the operating ratio improved from 89.4 during 1997 to 86.8 during 1998. The containment of operating expense growth was inclusive of a 3.7% increase in compensation and benefits costs. Contributing to the containment of operating costs were lower fuel costs and the reduction of overhead costs. Fuel prices during the second quarter of 1998 were significantly less than in 1997, and are subject to general market fluctuations.

      Operating profit for the period increased $187 million, or 30.3%. The increase is primarily attributable to improved yields on U.S. domestic products, improved international operating results and the overall containment of operating expense growth.

      Income before income taxes ("pre-tax income") increased $183 million, or 31.4%. Domestic pre-tax income amounted to $724 million, an increase of $153 million, or 26.7% over the corresponding quarter of the previous year. The increase is primarily attributable to containment of operating expense growth and improved revenue yields as discussed above. International pre-tax income amounted to $41 million, an improvement of $30 million over the corresponding quarter of the previous year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

      Pre-tax income associated with international export and domestic operations improved by $27 million and $3 million, respectively. The continuation of these favorable trends in international export and domestic operations resulted primarily from higher volume, improved product mix, lower fuel costs and better utilization of existing capacity. Furthermore, despite the recent economic problems in Asia, operating results associated with that region have continued to improve, and UPS has been minimally affected by the decline in Asian currency values. This is due, in part, to focusing on volume moving to and from Asia where rates are generally denominated in or pegged to U.S. dollars. Export volume increased by 20.7% and 3.8% for international and U.S. origin export shipments, respectively.

      Net income increased by $118 million, or 34.7%, over the corresponding quarter of the prior year. The net increase resulted primarily from improved yields on U.S. domestic products, improved international operating results and the overall containment of operating expense growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997

      For the six months ended June 30, 1998, revenue increased by $456 million, or 4.0%, in comparison with the six months ended June 30, 1997. During the same period, domestic revenue totaled $10.405 billion, an increase of $350 million, or 3.5%, over 1997, and international revenue totaled $1.561 billion, an increase of $106 million, or 7.2%.

      Domestic revenue increased primarily as a result of generally higher yields, along with continued improvement in product mix. Although domestic express volume was up 4.0%, total domestic volume was down 3.9% for the six months. In general, domestic ground volume has not returned to levels which existed prior to the August 1997 International Brotherhood of Teamsters strike. See the discussion for the three months ended June 30, 1998 and 1997 regarding the Company's efforts to address this situation.

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

      The increase in international revenue was primarily attributable to a $92 million or 9.1% increase in international export revenue. In addition, international domestic revenue improved $14 million, or 3.0%. Driving this improvement were volume increases of 16.4% and 13.2% for international export and domestic operations, respectively. The continued strengthening of the U.S. dollar reduced the revenue increases for both international export and domestic revenues.

      Consolidated operating expenses increased by $55 million, or 0.5%, while the operating ratio improved from 90.9 during 1997 to 87.9 during 1998. The containment of operating expense growth was inclusive of a 2.6% increase in compensation and benefits costs. Contributing to the containment of operating costs were lower fuel costs and the reduction of overhead costs. Fuel prices during the first six months of 1998 were significantly less than in 1997, and are subject to general market fluctuations.

      Operating profit for the period increased $401 million, or 38.4%. The increase is primarily attributable to improved yields on U.S. domestic products, improved international operating results and the overall containment of operating expense growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997

      Income before income taxes ("pre-tax income") increased $396 million, or 40.8%. Domestic pre-tax income amounted to $1.291 billion, an increase of $301 million, or 30.4% over the corresponding period of the previous year. The increase is primarily attributable to containment of operating expense growth and improved revenue yields as discussed above. International pre-tax income amounted to $75 million, an improvement of $95 million over the loss of the corresponding period of the previous year.

      Pre-tax income associated with international export and domestic operations improved by $76 million and $19 million, respectively. The continuation of these favorable trends in international export and domestic operations resulted primarily from higher volume, improved product mix, lower fuel costs and better utilization of existing capacity. Furthermore, despite the recent economic problems in Asia, operating results associated with that region have continued to improve, and UPS has been minimally affected by the decline in Asian currency values. This is due, in part, to focusing on volume moving to and from Asia where rates are generally denominated in or pegged to U.S. dollars. Export volume increased by 23.8% and 3.9% for international and U.S. origin export shipments, respectively.

      Net income increased by $242 million, or 42.6%, over the corresponding period of the prior year. The net increase resulted primarily from improved yields on U.S. domestic products, improved international operating results and the overall containment of operating expense growth.

      The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


Future Accounting Changes

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged but not required. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of FAS 133 will have a significant effect on earnings or the financial position of the Company.


Impact of the Year 2000 Issue

Introduction
------------
      The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

State of Readiness
------------------
      In 1995, UPS created a Year 2000 Committee tasked with evaluating the year 2000 issue and taking the appropriate actions. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative (the "Initiative") to make its information technology assets, including embedded microprocessors ("IT assets") and non-IT assets year 2000 ready. The Initiative covers the following eight phases: (i) inventory of all IT and non-IT assets,
(ii)  assessment of repair  requirements,  (iii) repair of IT and non-IT assets,
(iv) testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data, (v) certification by users that IT and non-IT assets correctly handle dates and date-related data, (vi) selected verification by UPS internal auditors that phases (i) through (v) were properly completed for business critical IT and non-IT assets, (vii) integration testing of multiple IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data, and (viii) creation of contingency plans in the event of year 2000 failures.

      Since UPS believes that the majority of its business critical IT assets are controlled by UPS's Information Services Group ("IS Group"), implementation of the Initiative for these IT assets was scheduled to occur first. Such assets include, but are not limited to, package tracking, billing, customer telephone service center, and UPS OnLine(R) Automation systems. As of June 30, 1998, the first six phases of the Initiative had been completed for the majority of such IT assets that have been internally developed and a significant portion of the first six phases had been completed for such IT assets that were developed by third parties. The completion of the six phases for these assets is scheduled for the end of the first quarter of 1999.

      Implementation of the Initiative for non-IT assets and IT assets controlled by all business functions other than the IS Group are in the earlier phases of the Initiative, with the majority of the functions having completed the inventory phase. The completion of the first six phases for all such assets is scheduled by the end of the second quarter of 1999. The Initiative calls for system integration testing of all UPS IT and non-IT assets to begin no later than the end of the first quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

      UPS is also contacting suppliers who provide both critical IT assets and non-information technology-related goods and services (e.g. vehicles, fuel, packaging materials, and forms) to (1) evaluate their Year 2000 compliance plans and state of readiness and (2) determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is approached and reached. UPS has received assurances from a vast majority of suppliers of IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data as the year 2000 is approached and reached. UPS is evaluating these assurances for their accuracy and adequacy. UPS has not yet received a significant number of responses from suppliers of non-IT and IT assets controlled by business functions other than the IS Group. As a general matter, UPS is vulnerable to significant suppliers' inability to remedy their own year 2000 issues.

      Further, UPS also relies, both domestically and internationally, upon government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of UPS's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on UPS's financial condition and results of operations.

      In addition, UPS has retained an independent consultant ("Consultant") to assess (1) whether the Initiative, if appropriately administered, can result in year 2000 readiness, and (2) UPS's progress with respect to the Initiative. If the Consultant determines that the Initiative will not adequately lead to year 2000 readiness, the Consultant will provide recommendations for appropriately adjusting the Initiative. The Consultant will periodically review UPS's progress and recommend any necessary adjustments.

Costs to Address the Year 2000 Issue
------------------------------------
      To date, UPS estimates that it has spent approximately $27 million on implementation of the Initiative with the majority of the work being performed by Company employees. UPS expects to be able to provide an estimate of remaining costs to fully implement the Initiative by the time it files its third quarter Form 10-Q. Furthermore, UPS believes such costs will not have a material effect on liquidity or financial condition. UPS intends to fund from operations the costs of implementing the Initiative. While UPS has incurred an opportunity cost for implementing the Initiative, thus possibly deferring potentially beneficial information technology projects, UPS has not deferred any specific information technology project as a result of the implementation of the Initiative.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

Risks Presented by the Year 2000 Issue
--------------------------------------
      Until system integration testing is substantially in process, UPS cannot fully estimate the risks of its year 2000 issue. To date, UPS has not identified any IT assets under the control of the IS Group that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the Initiative proceeds into subsequent phases, it is possible that UPS may identify assets that do present a risk of a year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on financial condition and results of operations. In addition, if any third parties who provide goods or services that are critical to UPS's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on UPS's financial condition and results of operations.

Contingency Plans
-----------------
      The Initiative calls for the development of contingency plans for UPS's at-risk business functions including the IS Group. Because UPS has not begun systems integration testing, and, accordingly, has not fully assessed its risks from potential year 2000 failures, UPS has not yet developed year 2000-specific contingency plans. UPS will develop such plans if the results of systems integration testing identify a business function at risk. In addition, as a normal course of business, UPS maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of UPS and its management. Some of the important factors that affect these statements have been described above as each subject is discussed. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the year 2000 issue, including problems that may arise on the part of third parties. If the modifications and conversions required to make UPS year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

                                     PART II


Item 4 - Submission of Matters to a Vote of Security Holders


      The annual meeting of shareowners of the Registrant was held on April 30, 1998.

      Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

                                                                   Percent of
     Director                             Number of Votes         Total Voting
     --------                             ---------------         ------------
     John W. Alden                   For             470,311,286        95.37%
                                     Withheld         22,834,305         4.63%
     William H. Brown, III           For             480,845,606        97.51%
                                     Withheld         12,299,985         2.49%
     Robert J. Clanin                For             481,960,417        97.73%
                                     Withheld         11,185,174         2.27%
     Michael L. Eskew                For             481,761,577        97.69%
                                     Withheld         11,384,014         2.31%
     James P. Kelly                  For             480,720,922        97.48%
                                     Withheld         12,424,669         2.52%
     Ann M. Livermore                For             481,805,905        97.70%
                                     Withheld         11,339,686         2.30%
     Gary E. MacDougal               For             480,801,405        97.50%
                                     Withheld         12,344,186         2.50%
     Joseph R. Moderow               For             482,444,700        97.83%
                                     Withheld         10,700,891         2.17%
     Kent C. Nelson                  For             475,205,971        96.36%
                                     Withheld         17,939,620         3.64%
     Victor A. Pelson                For             481,949,328        97.73%
                                     Withheld         11,196,263         2.27%
     John W. Rogers                  For             481,081,227        97.55%
                                     Withheld         12,064,364         2.45%
     Charles L. Schaffer             For             482,942,508        97.93%
                                     Withheld         10,203,083         2.07%
     Lea N. Soupata                  For             472,828,887        95.88%
                                     Withheld         20,316,704         4.12%
     Robert M. Teeter                For             481,651,868        97.67%
                                     Withheld         11,493,723         2.33%
     Thomas H. Weidemeyer            For             481,212,303        97.58%
                                     Withheld         11,933,288         2.42%

                                     PART II



2. The proposal and the results of the voting by the shareowners for the auditors are presented below.


                                                                    Percent of
                                                Number of Votes    Total Voting
                                                ---------------    ------------
To confirm the appointment of Deloitte &
Touche LLP, independent auditors, as        For        486,452,745    98.64%
auditors of UPS and its subsidiaries for    Against      5,131,646     1.04%
the year ending December 31, 1998           Abstain      1,561,200     0.32%



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






                                          UNITED PARCEL SERVICE OF AMERICA, INC.
                                                       (Registrant)




                                           By:  /S/  Robert J. Clanin
                                                --------------------------------
                                                Robert J. Clanin
                                                Senior Vice President,
                                                Treasurer and
                                                Chief Financial Officer

































Date:   August 13, 1998