Form 10-Q
period 1998-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1998-11-12
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------
                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------
                 For the Quarter Ended September 30, 1998


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


55 Glenlake Parkway, NE
--------------------------------------------------------------------------
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


                            559,000,000 shares
--------------------------------------------------------------------------
                   Outstanding as of November 12, 1998

                      PART I. ITEM 1- FINANCIAL INFORMATION
            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               September 30, 1998 (unaudited) and December 31, 1997
                       (In millions except share amounts)

ASSETS                                                 1998        1997
------                                                 ----        ----

CURRENT ASSETS:
      Cash and cash equivalents                      $ 1,332     $   460
      Marketable securities                              347           -
      Accounts receivable                              2,508       2,405
      Prepaid employee benefit costs                     519         669
      Materials, supplies and other prepaid expenses     431         417
      Common stock held for stock plans                  539         526
                                                      ------      ------
                  TOTAL CURRENT ASSETS                 5,676       4,477

PROPERTY,  PLANT AND  EQUIPMENT  (including  aircraft
     under  capitalized  lease obligations)- at
     cost, net of accumulated depreciation and
     amortization of $8,091 in 1998 and $7,495 in
     1997                                             11,094      11,007

OTHER ASSETS                                             270         428
                                                      ------      ------

                                                     $17,040     $15,912

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                               $ 1,217     $ 1,207
      Accrued wages and withholdings                   1,412       1,194
      Dividends payable                                    -         191
      Deferred income taxes                              143         140
      Current maturities of long-term debt               244          41
      Other current liabilities                          595         625
                                                      ------      ------
                  TOTAL CURRENT LIABILITIES            3,611       3,398

LONG-TERM DEBT (including capitalized lease
      obligations)                                     2,371       2,583
                                                      ------      ------

ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                       986         911
                                                      ------      ------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES          3,020       2,933
                                                      ------      ------

SHAREOWNERS' EQUITY:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000 and 562,000,000, net of
        21,000,000 and 18,000,000 in treasury, at
        September 30, 1998 and December 31, 1997          56          56
      Additional paid-in capital                          14           -
      Retained earnings                                7,045       6,112
      Cumulative foreign currency adjustments            (63)        (81)
                                                      ------      ------
                                                       7,052       6,087

                                                     $17,040     $15,912


            See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       Three Months and Nine Months Ended September 30, 1998 and 1997
                     (In millions except per share amounts)
                                   (unaudited)





                        Three Months Ended        Nine Months Ended
                          1998       1997          1998       1997

Revenue                 $ 6,158     $ 4,810      $18,124    $16,320
                         ------      ------       ------     ------

Operating Expenses:
  Compensation and
   benefits               3,585       2,979       10,587      9,776
  Other                   1,796       1,817        5,315      5,486
                         ------      ------       ------     ------
                          5,381       4,796       15,902     15,262
                         ------      ------       ------     ------

Operating profit            777          14        2,222      1,058
                         ------      ------       ------     ------

Other income and
(expense):
  Interest income            26          28           56         47
  Interest expense          (54)        (57)        (169)      (135)
  Miscellaneous, net         (9)         (1)          (3)       (16)
                         -------     ------       -------    ------
                            (37)        (30)        (116)      (104)

Income (loss) before
  income taxes              740         (16)       2,106        954

Income taxes                291          (6)         847        396
                         ------      -------      ------     ------


Net income (loss)       $   449     $   (10)     $ 1,259    $   558
                         ======      =======      ======     ======

Basic earnings
  (loss) per share      $  0.83     $ (0.02)     $  2.31    $  1.01
                         ======      =======      ======     ======

Diluted earnings
  (loss) per share      $  0.81     $ (0.02)     $  2.28    $  1.00
                         ======      =======      ======     ======






             See notes to consolidated financial statements.


            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 1998
                                  (In millions)
                                   (unaudited)


                                                                   Cumulative
                                           Additional               Foreign        Total
                            Common Stock     Paid-In    Retained    Currency    Shareowners'
                           Shares  Amount    Capital    Earnings   Adjustments      Equity
Balance, January 1, 1998     562     $56         $-      $6,112      $ (81)         $6,087
  Comprehensive income:
    Net income                 -       -          -       1,259          -           1,259
    Foreign currency
      adjustments              -       -          -           -         18              18
                                                                                     -----
  Comprehensive income                                                               1,277
  Dividends
    ($.40 per share)           -       -          -        (219)         -            (219)
  Gain on issuance of
    common stock held
    for stock plans            -       -         22           -          -              22
  Exercise of stock
    options                    -       -         (8)        (17)         -             (25)
  Reclassification of
    common stock              (3)      -          -         (90)         -             (90)
                             ---     ---        ---      ------     ------          ------
Balance, September 30, 1998  559     $56        $14      $7,045     $ (63)          $7,052
                             ===     ===        ===      ======     ======          ======



                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                  (In millions)
                                   (unaudited)

                                                         1998      1997
Cash flows from operating activities:
      Net income                                        $1,259    $  558
        Adjustments to reconcile net income to net
        cash provided from operating activities:
            Depreciation and amortization                  825       776
            Postretirement benefits                         75        56
            Deferred taxes, credits and other               54       213
            Changes in assets and liabilities:
               Accounts receivable                         (38)       72
               Prepaid employee benefit costs              150       (56)
               Materials, supplies and other
                 prepaid expenses                          (10)       72
               Common stock held for stock plans           (13)     (127)
               Accounts payable                             10        71
               Accrued wages and withholdings              218       (24)
               Dividends payable                          (191)     (194)
               Other current liabilities                   (30)      179
                                                         ------    -----

      Net cash from operating activities                 2,309     1,596
                                                         -----     -----

Cash flows from investing activities:
      Capital expenditures                              (1,022)   (1,480)
      Disposals of property, plant and equipment           171        87
      Purchases of marketable securities                  (347)        -
      Other asset receipts                                  91        46
                                                         -----     -----

      Net cash (used in) investing activities           (1,107)   (1,347)
                                                         -----    ------

Cash flows from financing activities:
      Proceeds from borrowings                             227     1,949
      Repayment of borrowings                             (237)     (717)
      Reclassification of common stock                     (90)        -
      Dividends                                           (219)     (194)
      Other transactions                                    (3)        -
                                                         -----     -----

      Net cash from (used in) financing activities        (322)    1,038
                                                         ------    -----

Effect of exchange rate changes on cash                     (8)      (16)
                                                         -----     -----

Net increase in cash and cash equivalents                  872     1,271

Cash and cash equivalents:
      Beginning of period                                  460       392
                                                         -----     -----

      End of period                                     $1,332    $1,663
                                                         =====     =====

Cash paid during the period for:
      Interest (net of amount capitalized)              $  199    $   78
                                                         =====     =====

      Income taxes                                      $  803    $  147
                                                         =====     =====


                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate and provides for accruals under its various employee benefit plans based on one quarter of the estimated annual expense for each three month period. Effective January 1, 1998, UPS adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 requires comprehensive income and its components to be separately displayed within the financial statements. Comprehensive income, which totaled $1.277 billion for the nine months ended September 30, 1998, includes net income and foreign currency adjustments and is displayed in the Consolidated Statement of Shareowners' Equity. Comprehensive income for the comparable nine months of 1997 totaled $476 million and was comprised of net income of $558 million less foreign currency adjustments of $82 million.


2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


3. The following table sets forth the computation of basic and diluted  earnings
(loss) per share (in millions except per share amounts):

                                              Three Months     Nine Months
                                                 Ended            Ended
                                               1998   1997     1998   1997
                                               ----   ----     ----   ----
Numerator:
   Numerator for basic and diluted
      earnings (loss) per share - net
      income (loss)                           $ 449   $(10)  $1,259  $ 558
                                              =====   ====   ======  =====


Denominator:
   Weighted-average shares - denominator
      for basic earnings (loss) per share       544    549      545    552
Effect of dilutive securities:
   Additional contingent shares -
      managers incentive plan                     7      -        5      4
   Stock option plans                             3      -        3      3
                                             ------   -----  ------  -----
Denominator for diluted earnings (loss)
      per share                                 554     549     553    559
                                             ======   =====  ======  =====

Basic earnings (loss) per share               $0.83  $(0.02)  $2.31  $1.01
                                              =====  =======  =====  =====

Diluted earnings (loss) per share             $0.81  $(0.02)  $2.28  $1.00
                                              =====  =======  =====  =====

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

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

     Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The additional tax sought by the agents relating to package insurance for these periods ranges from $89 million to $148 million for the 1985 through 1987 tax years and up to $174 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the above described Notice of Deficiency.

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

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

      In addition to the preceding, UPS is a defendant in various other lawsuits which arose in the normal course of business. In the opinion of management, none of these cases is expected to have a material adverse effect upon the financial condition of the Company.

5. The Company experienced a strike from August 4, 1997 through August 19, 1997 by the International Brotherhood of Teamsters ("IBT"), which represents approximately 200,000 UPS employees. During the strike, the Independent Pilot Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The strike severely limited U.S. domestic air and ground operations during that period and also curtailed international export operations. This resulted in a net loss of $211 million for the month ended August 31, 1997, which affected results for the third quarter of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

     For the three months ended September 30, 1998, revenue increased by $1.348 billion, or 28.0%, in comparison with the three months ended September 30, 1997. For the third quarter of 1998, domestic revenue totaled $5.377 billion, an increase of $1.239 billion, or 29.9%, over the third quarter of 1997, and international revenue totaled $781 million, an increase of $109 million, or 16.2%.

      The increase in domestic revenue was primarily driven by volume losses during the third quarter of 1997, resulting from the International Brotherhood of Teamsters ("IBT") strike, which occurred in August 1997. The IBT strike severely limited U.S. domestic air and ground operations and also curtailed international export operations. Excluding the period of the strike, average daily domestic volume was slightly below prior year levels, in total, although domestic express volume increased 3.5%. Despite the slight decline in volume, domestic revenue continued to increase as a result of generally higher yields along with continued improvement in product mix.

      The majority of the increase in international revenue was attributable to a $96 million, or 20.9%, increase in international export revenue. This improvement reflects two factors: the continued growth of export volume, and the IBT strike during the third quarter of 1997. Both of these factors contributed to a 26.0% increase in volume during the third quarter. As the majority of international operations were in full service during the strike, the effect of the IBT strike on international results is not quantifiable. Excluding August 1998 and 1997, export volume increased 17.9% for the quarter. In addition, international domestic revenue improved $13 million, or 6.3%, which was primarily the result of a 7.7% increase in volume.

      Consolidated operating expenses increased by $585 million, or 12.2%, while the operating ratio improved from 99.7 during 1997 to 87.4 during 1998. Operating expenses increased mainly due to additional labor costs incurred in August 1998, which were not incurred during the IBT strike in August 1997. The third quarter operating ratio of 87.4 is consistent with the improvements that have been reported during the first two quarters of 1998. These improvements result largely from the control of operating expense growth, along with the effect of improved product yields.

      Operating profit for the quarter increased $763 million, of which $566 million relates to the increase in August 1998 over August 1997, the period in which the strike occurred. The remaining increase of $197 million results from improved yields on U.S. domestic products and the overall containment of operating expense growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

      Income before income taxes ("pre-tax income") increased $756 million. Domestic pre-tax income amounted to $727 million, an increase of $713 million over the corresponding quarter of the previous year. The increase was largely a result of the negative impact that the August 1997 strike had on 1997 pre-tax income. The increase in domestic pre-tax income in August 1998 over August 1997 was $543 million. The remaining increase of $170 million resulted from improvements in U.S. domestic product yields and the overall containment of operating expense growth.

      International pre-tax income amounted to $13 million, an improvement of $43 million over the loss of the corresponding quarter of the previous year. Pre-tax income associated with international export operations improved by $46 million, while the pre-tax loss associated with international domestic operations increased by $3 million. Of the $46 million increase in export operations, $22 million relates to the increase in August 1998 over August 1997, the period in which the strike occurred. The remaining increase of $24 million results from higher volume, improved product mix, and better utilization of existing capacity. Furthermore, despite the recent economic problems in Asia, operating results associated with that region have continued to improve, and UPS has been minimally affected by the decline in Asian currency values. This is due, in part, to focusing on volume moving to and from Asia where rates are generally denominated in or pegged to U.S. dollars. Excluding August 1998 and 1997, export volume for international and U.S. origin export shipments increased by 27.3% and 1.1%, respectively during the third quarter.

      Net income increased by $459 million over the corresponding quarter of the prior year, again reflecting the negative impact from the IBT strike on August 1997 results. This resulted in a net loss of $211 million for the month ended August 31, 1997, compared to net income of $125 million for the month ended August 31, 1998, an improvement of $336 million. The remaining improvement in net income of $123 million is primarily due to improved yields on U.S. domestic products and the overall containment of operating expense growth.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 and 1997

      For the nine months ended September 30, 1998, revenue increased by $1.804 billion, or 11.1%, in comparison with the nine months ended September 30, 1997. During the same period, domestic revenue totaled $15.782 billion, an increase of $1.590 billion, or 11.2%, and international revenue totaled $2.342 billion, an increase of $214 million, or 10.1%.

      The increase in domestic revenue was primarily driven by volume losses during the third quarter of 1997, resulting from the International Brotherhood of Teamsters ("IBT") strike, which occurred in August 1997. The IBT strike severely limited U.S. domestic air and ground operations and also curtailed international export operations. Excluding the period of the strike, average daily domestic volume was 3.0% below prior year levels, in total, although domestic express volume increased 3.7%. Despite the decline in volume, domestic revenue continued to increase as a result of generally higher yields along with continued improvement in product mix.

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

      The increase in international revenue of $214 million was primarily attributable to a $187 million, or 12.8%, increase in international export revenue. This improvement reflects two factors: volume increases of 19.5% and the IBT strike during the third quarter of 1997. Excluding August 1998 and 1997, export volume increased 16.8% for the nine months. In addition, the revenue increase was partially offset by the impact of a stronger U.S. dollar.
International domestic revenue improved $27 million, or 4.1%, which was primarily the result of an 11.3% increase in volume and was also partially offset by the stronger U.S. dollar.

      Consolidated operating expenses increased by $640 million, or 4.2%, while the operating ratio improved from 93.5 during 1997 to 87.7 during 1998. Operating expenses increased mainly due to additional labor costs incurred in August 1998, which were not incurred during the IBT strike in August 1997. Other operating expenses decreased slightly due to lower fuel costs and the reduction of overhead costs. Fuel prices during the first nine months of 1998 were significantly less than in 1997, and are subject to general market fluctuations. The year-to-date operating ratio of 87.7 is consistent with the improvements that have been reported during the first two quarters of 1998. These improvements result largely from the control of operating expense growth, along with the effect of improved product yields. In addition, international operations are continuing to improve as a result of higher volume, improved product mix, and better utilization of existing capacity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 and 1997

      Operating profit for the period increased $1.164 billion of which $566 million relates to the increase in August 1998 over August 1997, the period in which the strike occurred. The remaining increase of $598 million results from improved yields on U.S. domestic products, improved international operating results, and the overall containment of operating expense growth.

      Income before income taxes ("pre-tax income") increased $1.152 billion. Domestic pre-tax income amounted to $2.018 billion, an increase of $1.013 billion over the corresponding period of the previous year. A portion of the increase was due to the negative impact that the August 1997 strike had on 1997 pre-tax income. The increase in domestic pre-tax income in August 1998 over August 1997 was $543 million. The additional increase of $470 million resulted from improvements in U.S. domestic product yields and the overall containment of operating expense growth.

      International pre-tax income amounted to $88 million, an improvement of $138 million over the loss of the corresponding period of the previous year. Pre-tax income associated with international export and domestic operations improved by $122 million and $16 million, respectively. The continuation of these favorable trends in international export and domestic operations resulted primarily from higher volume, improved product mix, lower fuel costs and better utilization of existing capacity. In addition, of the $122 million improvement in export operations, $22 million is the increase between August 1998 and August 1997, the period in which the strike occurred. Furthermore, despite the recent economic problems in Asia, operating results associated with that region have continued to improve, and UPS has been minimally affected by the decline in Asian currency values. This is due, in part, to focusing on volume moving to and from Asia where rates are generally denominated in or pegged to U.S. dollars. Excluding August 1998 and 1997, export volume for international and U.S. origin export shipments increased by 24.7% and 3.1%, respectively.

      Net income increased by $701 million over the corresponding period of the prior year. Of this improvement, $336 million resulted from the change in net income between August 1998 and August 1997, the period in which the strike occurred. The additional improvement in net income of $365 million is due primarily to improved yields on U.S. domestic products, improved international operating results and the overall containment of operating expense growth.

      The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

      During 1995, the Company received a Notice of Deficiency from the United States Internal Revenue Service ("IRS") asserting that it is liable for additional tax for the 1983 and 1984 tax years. Agents for the IRS have also asserted in reports that UPS is liable for additional tax for the 1985 through 1990 tax years. The Company is also a defendant in various employment-related lawsuits. Reference is made here to Note 4 in the accompanying unaudited consolidated financial statements for more information.

Future Accounting Changes

      At the May 21, 1998, meeting of the FASB Emerging Issues Task Force, the SEC observer indicated that the Commission would be nullifying its previously stated position that asset classification of treasury stock may be appropriate if the shares repurchased are expected to be reissued promptly (within one year) under existing stock plans. In addition, the FASB issued an exposure draft on October 13, 1998, that, if adopted, would make a technical correction to Accounting Research Bulletin No. 43 which would reverse the position that it is acceptable to account for the stock of a corporation held in its own treasury as an asset under certain circumstances.

      As a result, the Company intends to reclassify its Common Stock Held for Stock Plans, presently recorded as a current asset, as Treasury Stock. This change will be made for the Company's year-end financial statements and will not have any impact on the results of operations. It is estimated that this change will reduce both total assets and total equity at year-end by approximately $500 million to $600 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue

Introduction
-------------
     The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness
------------------
     In 1995, UPS created a Year 2000 Committee tasked with evaluating the year 2000 issue and taking the appropriate actions. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative (the "Initiative") to make its information technology assets ("IT assets") (including embedded microprocessor systems included in computer hardware and related software) and non-IT assets (e.g., vehicles, facilities, equipment and their embedded microprocessor systems) year 2000 ready. The Initiative covers the following eight phases: (i) inventory of business critical IT and non-IT assets,
(ii)  assessment of repair  requirements,  (iii) repair of IT and non-IT assets,
(iv) unit and system integration testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data, (v) certification by users that IT and non-IT assets correctly handle dates and date-related data,
(vi) selected verification by UPS internal auditors that phases (i) through (v) were properly completed for business critical IT and non-IT assets, (vii) "end-to-end" testing of selected IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data, and (viii) creation of contingency plans in the event of year 2000 failures.

      Since UPS believes that the majority of its business critical IT assets are controlled by UPS's Information Services Group ("IS Group"), implementation of the Initiative for these IT assets was scheduled to occur first. Generally, IT assets considered to be business critical by UPS include, among others, assets whose failure would have a material adverse effect on package movement, customer relations or UPS' financial condition, liquidity or results of operations. Business critical IT assets include, but are not limited to, package tracking, billing, customer telephone service center, and UPS OnLine(R) Automation systems.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

      As of October 30, 1998, the first six phases of the Initiative had been completed for approximately 70% of such IT assets that have been internally developed and the first six phases had been completed for nearly one-half of such IT assets that were developed by third parties. The completion of the six phases for the balance of these assets is expected by the end of the first quarter of 1999. Implementation of the Initiative for non-IT assets and IT assets controlled by all business functions other than the IS Group is in its earlier phases, with nearly all functions having completed the inventory phase. The completion of the first six phases for all such assets is scheduled by the end of the second quarter of 1999, and management presently believes that this target date will be met for substantially all such assets.

      UPS is also contacting suppliers who provide both critical IT assets and goods and services not related to information technology (e.g. vehicles, fuel, packaging materials, and forms) to (1) evaluate their year 2000 compliance plans and state of readiness and (2) determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is approached and reached. UPS has received assurances from a vast majority of suppliers of IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data as the year 2000 is approached and reached. UPS is evaluating these assurances for their accuracy and adequacy. UPS has not yet received a significant number of responses from suppliers of non-IT and IT assets controlled by business functions other than the IS Group. As a general matter, UPS is vulnerable to significant suppliers' inability to remedy their own year 2000 issues.

      UPS also relies, both domestically and internationally, upon government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of UPS's control. As part of the Initiative, UPS is involved with several national and international associations to pursue common year 2000 objectives. For example, with respect to air traffic, UPS has been and remains involved, through its participation in the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), in a global and industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. However, there is no assurance that suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on UPS's financial condition, liquidity or results of operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

Testing
--------
     As part of the Initiative, UPS maintains a testing program to determine whether its IT and non-IT assets are year 2000 ready. UPS's testing program is conducted in three stages. The initial stage ("unit testing") consists of testing individual systems (units) for year 2000 readiness. Unit testing includes, for example, testing a particular application to ensure it correctly manipulates dates and date-related data and properly operates in a year 2000 ready environment. Following successful completion of unit testing, a system will move into stage two ("integration testing"). This stage includes testing between systems units to ensure that this interface will correctly send and receive date-related data. Stages one and two are included in phase four of the overall Initiative. All business critical IT and non-IT assets are subject to the first two testing stages. After successful completion of phases four and five of the Initiative, UPS's testing program is subject to independent review and verification by UPS internal auditors in conjunction with phase six of the Initiative. Certain business critical IT and non-IT assets are also subject to the third stage ("end-to-end testing") of UPS's testing program. In addition, UPS maintains a change control process to ensure that remediation efforts have not adversely affected functionality and to retest units or systems after changes where appropriate. Certain of these testing methodologies are also applied to third party systems that interface with UPS systems. The Initiative calls for end-to-end testing of IT and non-IT assets to begin no later than the end of the first quarter of 1999. UPS currently plans for end-to-end testing to continue throughout 1999.

Costs to Address the Year 2000 Issue
------------------------------------
     To date, UPS estimates that it has spent approximately $37 million on implementation of the Initiative with the majority of the work being performed by UPS employees. A majority of these costs have been incurred in repairing software components. UPS expects to spend an estimated additional $65 million to complete the Initiative. These are management's best estimates and may be revised as additional information becomes available. UPS believes such costs will not have a material effect on UPS's financial condition, liquidity or results of operations. UPS intends to fund from operations the costs of implementing the Initiative. While UPS has incurred an opportunity cost for implementing the Initiative, thus possibly deferring potentially beneficial information technology projects, UPS has not deferred any specific information technology project as a result of the implementation of the Initiative.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

Impact of the Year 2000 Issue (continued)

Risks Presented by the Year 2000 Issue
--------------------------------------
     The failure by UPS to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to UPS's business activities to appropriately address their year 2000 issues, could have a material adverse effect on UPS's financial condition, liquidity or results of operations. To date, UPS has not identified any material IT or non-IT assets critical to UPS operations that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the Initiative proceeds, it is possible that UPS may identify assets or third party providers that do present a risk of a year 2000-related disruption. Although there is inherent uncertainty in the year 2000 problem, UPS expects that the Initiative will significantly reduce UPS's level of uncertainty about its year 2000 issues. At this point, UPS believes that its most reasonably likely worst case scenario will result from challenges presented by year 2000 disruptions experienced by third parties, such as suppliers, customers or government agencies. For example, a significant disruption in services provided by banking institutions, utility service providers, or certain government agencies could have a material adverse impact on UPS's financial condition, liquidity or results of operations.

Contingency  Plans
------------------
     The Initiative calls for the development of contingency plans for UPS's at-risk business functions. UPS has established a Contingency Plan Committee to monitor and address the development of contingency plans. The Initiative calls for UPS to develop year 2000-specific contingency plans if the results of testing identify a business function at risk of a year 2000 failure. In addition, as a normal course of business, UPS maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of UPS and its management. Some of the important factors that affect these statements have been described above as each subject is discussed. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the year 2000 issue, including UPS's ability to discover and correct potential year 2000 issues and the ability of third parties to appropriately address their year 2000 issues. If the modifications and conversions required to make UPS year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material adverse effect on the Company's financial condition, liquidity or results of operations.

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

































Date:   November 12, 1998

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

































Date:   November 12, 1998