Form 10-K405
period 1998-12-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1999-03-30
CIK 809697

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________

                           Commission File No. 0-4714

                    UNITED PARCEL SERVICE OF AMERICA, INC.
            (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                            95-1732075
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

       55 Glenlake Parkway, N.E.                                   30328
           Atlanta, Georgia                                      (Zip Code)
(Address of Principal Executive Offices)


                                 (404) 828-6000
              (Registrant's telephone number, including area code)
                        ________________________________

          Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            ------------------------------------------
              None                                        None

                       _________________________________

          Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of February 28, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant, based on a price per share of $43.00, the price per share at which the registrant expressed its willingness to purchase its shares from shareowners wishing to sell their shares, was $22,828,300,788.
     The number of shares of United Parcel Service of America, Inc. Common Stock outstanding as of February 28, 1999 was 558,650,086. The number of outstanding shares of United Parcel Service of America, Inc. Common Stock subject to the UPS Managers Stock Trust, as amended and restated, the UPS Employees Stock Trust and the UPS Qualified Stock Ownership Plan and Trust, as of February 28, 1999, was 355,220,485.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for April 29, 1999 are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

Item 1.  Business

     United Parcel Service of America, Inc. ("UPS"), through its subsidiaries, provides specialized transportation and logistics services, primarily through the pickup and delivery of packages and documents. Service is offered throughout the United States and over 200 other countries and territories around the globe. In terms of both revenue and volume, UPS is the largest package distribution company in the world, with revenues of over $24 billion in 1998 generated by the delivery of more than three billion packages and documents. UPS provides service for over 1.6 million customers.

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

Delivery Service in the United States

     UPS offers pickup and delivery of packages by means of ground and air transportation throughout the United States, with electronic tracking information available for all services. United States domestic package operations accounted for approximately 83.3%, 84.0% and 84.4% of the Company's consolidated revenue in 1998, 1997 and 1996, respectively. For additional financial information relating to package and non-package operations, see Note 10 to the Consolidated Financial Statements filed herewith.

     Ground Services

     For most of its history, UPS has been engaged primarily in the delivery of packages traveling by means of ground transportation. This service was expanded gradually, and today standard ground service is available for interstate and intrastate destinations, serving every address in the 48 contiguous states and intrastate in Alaska and Hawaii. Service is restricted to packages that weigh no more than 150 pounds and are no larger than 108 inches in length and 130 inches in length and girth combined. In 1998, UPS introduced UPS Guaranteed Ground(SM), which gives guaranteed, time-definite delivery of all commercial ground packages.

     In addition to UPS's standard ground delivery product, UPS Hundredweight Service(R) offers discounted rates to customers sending multiple package shipments having a combined weight of 200 pounds or more, or air shipments totaling 100 pounds or more, addressed to one recipient at one address and shipped on the same day. Customers can realize significant savings on these shipments compared to regular ground or air service rates. UPS Hundredweight Service is available in all 48 contiguous states.

     Domestic Air Services

     UPS provides domestic air delivery throughout the United States. UPS Next Day Air(R) offers guaranteed next business day delivery by 10:30 a.m. to more than 75% of the United States population, delivery by noon to areas covering an additional 13% and end-of-day delivery to the remainder. Saturday delivery is offered for UPS Next Day Air shipments for an additional fee.

     UPS Early A.M.(R) guarantees next business day delivery of packages and documents by 8:00 a.m. or 8:30 a.m. to more than 55% of the United States population. UPS Early A.M. is available from virtually all overnight shipping locations coast to coast. In addition, UPS Next Day Air Saver(R) offers next day delivery by 3:00 or 4:30 p.m. to commercial destinations and by the end of the day to residential destinations in the 48 contiguous United States.

     UPS offers three options for customers who desire guaranteed delivery services but do not require overnight delivery. UPS 2nd Day Air A.M.(R) provides guaranteed delivery of packages and documents to commercial addresses by noon of the second business day. UPS 2nd Day Air(R) provides guaranteed delivery of packages and documents in two business days, and 3 Day Select(R) provides guaranteed delivery in three business days. Developed primarily for customers who have time-definite delivery needs, 3 Day Select is priced between traditional ground and air-express services.

     In 1998, UPS introduced the first reusable Next Day Air letter container, which features a resealable flap and is made from 100% recycled material. UPS also expanded its On-Call Air Pickup services to 94% of all businesses.

     In 1998, UPS continued to invest in new equipment, primarily in the form of additional aircraft and facility expansions. During 1998, UPS took delivery of 2 Boeing 747-200, 3 Boeing 757-200 and 5 Boeing 767-300 aircraft. See "Properties--Aircraft."

     The Company's domestic regional air hubs are located in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA and Rockford, IL. Louisville, KY is the site of the Company's all-points domestic and international air hub, where most of the Company's air volume is processed. A new automated sorting facility, "Hub 2000," is currently under construction in Louisville, KY, and is expected to commence partial operations in 2000. This new facility is expected to increase UPS's hub capacity by over 40% in Louisville.

International Delivery Service

     UPS delivers international shipments to more than 200 countries and territories worldwide, providing guaranteed overnight delivery to many of the world's most important business centers. International package operations accounted for approximately 13.1%, 13.1% and 13.4% of consolidated revenues in 1998, 1997 and 1996, respectively. For additional financial information relating to package and non-package operations, see Note 10 to the Consolidated Financial Statements filed herewith.

     Throughout 1998, UPS continued to develop its global delivery and logistics network. UPS offers a complete portfolio of services that are designed to provide a uniform service offering across major countries. This portfolio includes guaranteed 8:30 a.m. and 10:30 a.m. next business day delivery to major cities, as well as scheduled day-definite ground service. UPS offers complete customs clearance service for any mode of transportation, regardless of carrier, at all UPS Customhouse Brokerage sites in the U.S. and Canada.

     UPS Worldwide Express(SM) provides door-to-door, customs-cleared delivery to over 200 countries and territories. This service includes guaranteed overnight delivery of documents from major U.S. cities to many international business centers. For package delivery, UPS Worldwide Express provides guaranteed overnight delivery to major cities in Mexico and Canada and guaranteed second business day delivery by 10:30 a.m. for packages to over 290 cities in Europe. Shipments to other destinations via UPS Worldwide Express are generally delivered in two business days.

     UPS Worldwide Express Plus(SM) complements the regular express service by providing guaranteed early morning delivery options from international locations to major cities around the world and guaranteed early morning second business day delivery from the United States to over 150 cities in Europe. In February 1998, UPS introduced two new shipment pricing options for UPS Worldwide Express and UPS Worldwide Express Plus, the UPS 10KG Box(TM) and the UPS 25KG Box(TM). These new options offer a simple, convenient door-to-door fixed-rate shipping solution for express shipments up to 10 kilograms and 25 kilograms. Customers using this packaging option receive flat rates based on destination.

     UPS also offers UPS Worldwide Expedited(SM) service, which is designed to meet customers' requirements for routine shipments that do not require overnight or express delivery. From the United States, shipments to Mexico and Canada are delivered in three business days, and shipments to most major destinations in Europe and Asia are generally delivered in four business days. Both UPS Worldwide Express and UPS Worldwide Expedited services are offered between many international locations and from international locations to the United States, providing time and delivery guarantees from international locations that vary from country to country.

     UPS International Standard service provides scheduled delivery of shipments within and between the European Union countries; within Canada and Mexico; and between the United States, Canada and Mexico. This service includes day-specific delivery of less-than-urgent package shipments. The service offers delivery typically between one and three days, depending on the distance.

     The Company has a European air hub in Cologne, Germany and an Asian-Pacific air hub in Taipei, Taiwan.

Non-Package Operations

     The Company provides other services that are distinct from the package operations, a component of which is the UPS Logistics Group, Inc. (the "Logistics Group") discussed below. Non-package revenue accounted for approximately 3.6%, 2.9% and 2.2% of consolidated revenues in 1998, 1997 and 1996, respectively. For additional financial information relating to package and non-package operations, see Note 10 to the Consolidated Financial Statements filed herewith.

     Other Operations

     The Logistics Group was formed in early 1996 and is the parent company for a number of operating subsidiaries.

     UPS Worldwide Logistics(R), Inc. ("Worldwide Logistics"), a subsidiary of the Logistics Group, is a third-party provider of supply chain management solutions for a number of industries, including high-tech, telecommunications, apparel, automotive and electronics. Worldwide Logistics designs and operates basic inventory, warehouse and transportation management services, as well as complex integrated logistics services for its customers' inbound, outbound and international logistics needs. Worldwide Logistics operates warehouses in the United States, Mexico, Singapore, Hong Kong, Japan, the Netherlands, Germany, Taiwan, France and the United Kingdom, using state of the art information systems that reduce customers' distribution and capital costs.

     UPS Truck Leasing(R), Inc. ("UPS Truck Leasing"), a subsidiary of the Logistics Group, rents and leases trucks and tractors to commercial users under full-service rental agreements. In addition, UPS Truck Leasing provides maintenance for other companies' fleets of vehicles on a contract basis.

     Some of the other companies in the Logistics Group are: Roadnet(R) Technologies, Inc., a route scheduling software developer; Diversified Trimodal, Inc., also known as Martrac(R), which transports produce and other commodities in temperature-controlled trailers over railroads; SonicAir(R), Inc., which provides same-day and next-flight-out delivery services and critical parts warehousing to virtually any location in the United States and locations in more than 180 countries; Worldwide Dedicated Services, Inc., which provides dedicated contract carrier services; and UPS Professional Services(TM), Inc., which provides logistics solutions covering all modes of transportation and markets UPS management expertise and intellectual capital.

     Electronic Services

     UPS also provides a family of electronic shipping and tracking solutions under the UPS OnLine(R) shipping system. UPS OnLine Office is software that helps shippers streamline their shipping activities. It processes shipments, prints address labels and tracks packages from a desktop computer. Office software supports international shipments as easily as domestic shipments and quickly prepares any export documentation. UPS OnLine Professional is designed to support a complex shipping environment with solutions for domestic and international shipping. It combines a powerful shipping and tracking system with sophisticated information management tools. UPS OnLine Tracking software is easily installed on personal computers and provides the user with immediate tracking and delivery information for packages anywhere in the world. Packages can be tracked with a tracking number or the shipper's own reference number. UPS OnLine Host Access provides electronic connectivity with a shipper's host computer system, linking UPS shipping information directly to all parts of the customer's organization. UPS OnLine Host Access can be used to enhance and streamline the customer's sales, service, distribution and accounting functions by providing direct access to vital transportation planning, shipment status and merchandise delivery information. UPS OnLine Compatible Solutions offer similar benefits to customers using shipping systems supplied by third parties.

     The UPS web site at www.ups.com brings a wide array of information services
                         -----------
to customers worldwide. Package tracking, pick-up requests, rate quotes, transit times and supply ordering services are all available at the customer's desktop. The site also displays full domestic and international service information and provides an avenue for customers to download UPS software.

     UPS Document Exchange /SM/ is a delivery solution that utilizes the Internet as the mode of transport. This service offers features not found in traditional e-mail applications, such as document tracking, version translation, scheduled delivery, delivery confirmation and security options. This gives customers the ability to send any digitally produced material in a secured environment, which allows them to take advantage of the speed and efficiencies of electronic delivery.

     The Company established a web site at www.ec.ups.com to support the UPS
                                           --------------
commitment to electronic commerce in April 1998. This site promotes the advantages of electronic commerce and spotlights the unique position of UPS with regard to the facilitation of commerce.

Rates

     During the first quarter of 1999, rates for standard ground shipments were increased an average of 2.5% for commercial deliveries. The ground residential charge continues to be $1.00 over the commercial ground rate, with an additional delivery area surcharge added to certain less accessible areas. In addition, rates for UPS Next Day Air, UPS Next Day Air Saver and UPS 2nd Day Air increased an average of 2.5%, while the rate for UPS 2nd Day Air A.M. decreased 2.2%. The rate for UPS Next Day Air Early A.M. did not change. Rates for international shipments originating in the United States did not increase for UPS Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market.

Delivery Service Options

     UPS offers additional services such as Consignee Billing, Delivery Confirmation and Call Tag Service to those customers who require customized package distribution solutions. Consignee Billing was designed for customers who receive large volumes of merchandise from a number of vendors. UPS bills these consignee customers directly for their shipping charges, enabling the customer to obtain tighter control over inbound transportation costs. Delivery Confirmation provides automatic confirmation and weekly reports of deliveries and is available throughout the United States and Puerto Rico. Immediate confirmation is also available upon request. Call Tag Service provides prompt pick-up and return of packages previously delivered by UPS from any address in the 48 contiguous states.

Competition

     UPS is the largest package distribution company in the world, in terms of both revenue and volume. UPS offers a broad array of services in the package delivery industry and therefore competes with many companies and services on a local, regional, national and international basis. These competitors include the postal services of the United States and other nations, various motor carriers, express companies, freight forwarders, air couriers and others.

     Competition is increasingly based on a carrier's ability to integrate its distribution and information systems with its customers' systems to provide unique transportation solutions at competitive prices. UPS relies on its vast infrastructure and service portfolio to attract and maintain customers.

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

     The FAA's authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. UPS was granted an operating certificate by the FAA in 1988 that remains in effect so long as UPS meets the operational requirements of the Federal Aviation Regulations.

     The FAA has issued rules mandating repairs on all Boeing Company and McDonnell Douglas Corporation aircraft that have completed a specified number of flights and has also issued rules requiring a corrosion control program for Boeing Company aircraft. Total expenditures by UPS under these programs for 1998 were approximately $16.4 million. The future cost of such repairs pursuant to the programs may fluctuate.

     Ground transportation of packages by UPS in the United States is subject to the jurisdiction of the DOT with respect to the regulation of routes, and both the jurisdiction of the DOT and the states with respect to the regulation of safety, insurance and hazardous materials. UPS is subject to similar regulation in many foreign jurisdictions.

Postal Rate Proceedings

     The Postal Reorganization Act of 1970 (the "Act") created the Postal Service as an independent establishment of the executive branch of the federal government and vested the power to recommend domestic postal rates in a regulatory body, the Postal Rate Commission (the "Commission"). UPS believes that the Postal Service consistently attempts to set rates for its monopoly services, particularly First Class letter mail, above the cost of providing such services in order to use the excess revenues to subsidize its expedited, parcel, international and other competitive services. Therefore, UPS participates in the postal rate proceedings before the Commission in an attempt to secure fair postal rates for competitive services.

     On June 29, 1998, the Postal Service Board of Governors adopted, with minor exceptions, the Commission's Recommended Decision in the general rate case filed by the Postal Service in 1997. On July 13, 1998, UPS filed a notice of appeal with the United States Court of Appeals for the District of Columbia claiming the Commission erred in the treatment of air transportation costs associated with the movement of parcel post packages in the state of Alaska and Priority Mail's contribution to covering institutional (overhead) costs. The appeal is pending.

     Legislation has been proposed that would result in significant amendments to the Act. If adopted, it would introduce a form of rate-cap regulation of monopoly services, loosen regulation of competitive services and, for certain matters, strengthen the powers of the Commission.

Environmental Regulation

     The Clean Air Act Amendments of 1990 require a ten-year phase-in of clean-fuel vehicles by certain fleets in urban areas with the worst air quality problems. UPS began a project in 1989 using clean compressed natural gas ("CNG") as a fuel in some package cars. By the end of 1998, more than 850 UPS package cars were running on CNG in various cities. The EPA's final rules under the Clean Air Act Amendments of 1990 established regulations governing the exemption of clean fuel fleet vehicles from certain transportation control measures ("TCMs"). The regulations exempt clean fuel vehicles, such as UPS's CNG vehicles, from urban TCMs, which include truck bans and time-of-day restrictions. The regulations also permit the CNG vehicles to travel in high occupancy vehicle lanes, provided they meet certain emission criteria.

     All of the aircraft owned by UPS meet Stage III federal noise regulations. For additional information regarding compliance with such regulations, see Item 2, "Properties--Aircraft."

Employees

     As of December 31, 1998, the Company employed approximately 328,000 employees. Approximately 89,000 full-time and 116,000 part-time employees are represented by various labor unions, primarily the International Brotherhood of Teamsters ("IBT"). UPS and the IBT are parties to a five-year Master Agreement which expires July 31, 2002. In addition, UPS employs approximately 2,100 pilots, represented by the Independent Pilots Association ("IPA"). UPS and the IPA have an eight-year agreement that extends through 2003. The Company believes that its relations with its employees are good.

Executive Officers

     Listed below is certain information relating to the executive officers and management of UPS.

                                                                                 Principal Occupation
                                                                                and Employment During
                 Name and Office                         Age                 at Least the Last Five Years
                 ---------------                         ---                 ----------------------------
John W. Alden....................................         57     Director (1988 to present), Vice Chairman (1996 to
 Vice Chairman, Senior Vice President and                        present), Senior Vice President and Business
 Director                                                        Development Group Manager (1986 to present)

John J. Beystehner...............................         47     Senior Vice President (1999 to present), Worldwide
 Senior Vice President                                           Sales Group Manager (1997 to present), Airline
                                                                 Operations Manager (1994 to 1997), District Manager
                                                                 (1992 to 1994), Legal and Regulatory Air Operations
                                                                 Manager (1987 to 1992)

Robert J. Clanin.................................         55     Director (1996 to present), Senior Vice President,
 Senior Vice President, Treasurer, Chief                         Treasurer and Chief Financial Officer (1994 to
 Financial Officer and Director                                  present), Finance Manager (1990 to 1994)

Calvin Darden....................................         49     Senior Vice President and U.S. Operations Manager
 Senior Vice President                                           (1998 to present), Corporate Quality Manager (1995
                                                                 to 1998), Region Manager (1993 to 1995), District
                                                                 Manager (1991 to 1993)

John A. Duffy....................................         52     Senior Vice President (1999 to present), Corporate
 Senior Vice President                                           Strategy Group Manager (1996 to present), Strategic
                                                                 Operations Planning Group Manager (1994 to 1996),
                                                                 International Marketing Manager (1993 to 1994),
                                                                 District Manager (1989 to 1993)

Michael L. Eskew.................................         49     Director (1998 to present), Corporate Development Group Manager
 Senior Vice President and Director                              (1999 to present), Senior Vice President (1996 to present),
                                                                 Engineering Group Manager (1996 to present), Corporate Industrial
                                                                 Engineering Manager (1993 to 1996), District Manager (1991 to 1993)

James P. Kelly...................................         55     Director (1991 to present), Chairman of the Board
 Chairman of the Board, Chief Executive Officer                  and Chief Executive Officer (1997 to present), Vice
 and Director                                                    Chairman (1996), Executive Vice President (1994 to
                                                                 1996), Chief Operating Officer (1992 to 1996), U.S.
                                                                 Operations Manager (1990 to 1992)

Kenneth W. Lacy..................................         49     Senior Vice President and Chief Information Officer
 Senior Vice President and Chief Information                     (1996 to present), Vice President-Information
 Officer                                                         Services (1994 to 1996), Corporate Controller (1992
                                                                 to 1994), Financial Manager (1989 to 1992)

                                                                                 Principal Occupation
                                                                                and Employment During
                 Name and Office                         Age                   at Least the Last Five Years
                 ---------------                         ---                   ----------------------------
Christopher D. Mahoney...........................         51     Senior Vice President and U.S. Operations Manager
 Senior Vice President                                           (1998 to present), Region Manager (1988 to 1998)

Joseph R. Moderow................................         50     Director (1988 to present), Senior Vice President
 Senior Vice President, Secretary and Director                   and Secretary (1986 to present), Legal and Public
                                                                 Affairs Group Manager (1989 to present)

Joseph M. Pyne...................................         51     Senior Vice President and Marketing Group Manager
 Senior Vice President                                           (1996 to present), Vice President-Marketing (1995
                                                                 to 1996), National Marketing Planning Manager (1989
                                                                 to 1995)

Charles L. Schaffer..............................         53     Director (1992 to present), Chief Operating Officer
 Senior Vice President, Chief Operating Officer                  (1998 to present), Senior Vice President (1990 to
  and Director                                                   present), U.S. Operations Manager (1996 to 1998),
                                                                 Engineering Group Manager (1990 to 1996)

Lea N. Soupata...................................         48     Director (1998 to present), Senior Vice President
 Senior Vice President and Director                              and Human Resources Group Manager (1995 to
                                                                 present), Vice President-Human Resources (1994 to
                                                                 1995), District Manager (1990 to 1994)

Ronald G. Wallace................................         54     Senior Vice President and President-International
 Senior Vice President and                                       Operations (1998 to present), Region Manager (1994
  President-International Operations                             to 1998), District Manager (1991 to 1994)

Thomas H. Weidemeyer.............................         51     Director (1998 to present), Senior Vice President
 Senior Vice President and Director                              (1994 to present), Transportation Group Manager
                                                                 (1997 to present), Labor Relations Group Manager
                                                                 (1997 to present), Airline Operations Manager (1990
                                                                 to 1994)

     Each executive officer of UPS has been elected to serve until the next meeting of the directors of UPS following the annual meeting of shareowners of UPS.

Item 2.  Properties

Operating Facilities

     UPS's headquarters are owned and located in Atlanta, GA, and consist of approximately 735,000 square feet.

     The Company's principal U.S package operating facilities are owned and located in Dallas, TX; Denver, CO; Earth City, MO; Grand Rapids, MI; Jacksonville, FL; New York, NY; Palatine, IL; and Philadelphia, PA. These operating facilities, having floor spaces which range from approximately 354,000 to 693,000 square feet, have central sorting facilities, operating hubs and service centers for local operations. In addition, UPS has a 1.9 million square foot operating facility near Chicago, IL, designed to streamline shipments between East and West coast destinations.

     UPS also owns approximately 730 operating facilities and leases approximately 873 other operating facilities throughout the United States for its package operations. The smaller of these facilities have vehicles and drivers stationed for the pickup of packages and facilities for the sorting, transfer and delivery of packages. The larger of these facilities have additional facilities for servicing UPS vehicles and equipment and employ specialized mechanical installations for the sorting and handling of packages. The Company also owns or leases other facilities that support its international package and non-package operations. The Company believes its facilities are adequate to support its current operations.

     The Company's aircraft are operated in a hub and spokes pattern in the United States. The Company's principal air hub in the United States is located in Louisville, KY, with regional air hubs in Columbia, SC; Dallas, TX; Hartford, CT; Ontario, CA; Philadelphia, PA and Rockford, IL. These hubs house facilities for the sorting, transfer and delivery of packages. The Louisville, KY hub handles the largest volume of packages for air delivery in the United States. The Company's European air hub is located in Cologne, Germany, and its Asian-Pacific air hub is in Taipei, Taiwan. A new automated sorting facility, "Hub 2000," is currently under construction in Louisville, KY and is expected to commence partial operations in 2000. This new facility is expected to increase UPS's hub capacity by over 40% in Louisville.

     UPS's computer operations are consolidated in a 435,000 square foot leased facility, the Ramapo Ridge facility, which is located on a 39-acre site in Mahwah, NJ. UPS has leased this facility for an initial term ending in 2019 for use as a data processing, telecommunications and operations facility. UPS also owns a 160,000 square foot facility located on a 25-acre site in the Atlanta, GA area, which serves as a backup to the main computer operations facility in New Jersey. This facility provides certain production functions and backup capacity in case a power outage or other disaster incapacitates the main data center. It also helps the Company to meet certain communication needs.

Aircraft

     UPS currently operates, either directly or by charter, a fleet of 536 aircraft. UPS's fleet as of December 31, 1998 consisted of the following aircraft:

                                                                                                  Number Leased
                Description                                                        Number Owned    from Others
                -----------                                                        ------------   -------------
McDonnell-Douglas DC-8-71.......................................................       23               0
McDonnell Douglas DC-8-73.......................................................       26               0
Boeing 727-100..................................................................       51               0
Boeing 727-200..................................................................       10               0
Boeing 747-100..................................................................       12               0
Boeing 747-200..................................................................        4               0
Boeing 757-200..................................................................       64               9
Boeing 767-300..................................................................       21               6
Other                                                                                   0             310
                                                                                      ---             ---
     Total......................................................................      211             325

     An inventory of spare engines and parts is maintained for each aircraft.

     All of UPS's DC-8-71's, DC-8-73's, Boeing 727's, Boeing 747's, Boeing 757-200's and Boeing 767-300's meet Stage III federal noise regulations. UPS replaced the three engines on all Boeing 727-100 aircraft with new, quieter engines. These re-engined Boeing 727-100's meet Stage III federal noise regulations and allow UPS to operate at airports that have aircraft noise restrictions. UPS has also completed engine modifications for each of its 10 Boeing 727-200 aircraft to achieve Stage III noise compliance. UPS became the first major airline to successfully operate a 100% Stage III fleet more than three years in advance of federal regulations.

     During 1998, UPS took delivery of 2 Boeing 747-200, 3 Boeing 757-200 and 5 Boeing 767-300 aircraft. UPS also exercised options to purchase 10 Boeing 757-200 aircraft that were previously accounted for under operating leases. UPS has firm commitments to take delivery of 2 Boeing 757-200 and 3 Boeing 767-300 aircraft in 1999. UPS also has firm commitments to purchase 4 Airbus A300-600 aircraft during 2000, 26 Airbus A300-600 aircraft between 2001 and 2005, and has options to purchase 30 Airbus A300-600 aircraft between 2002 and 2009.

Vehicles

     UPS operates a fleet of approximately 149,000 vehicles, ranging in size from panel delivery cars to large tractors and trailers, including approximately 1,400 temperature-controlled trailers owned by Martrac and approximately 4,000 vehicles owned by UPS Truck Leasing.

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

     In August 1995, the Company filed a petition in the United States Tax Court ("Tax Court") in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in late 1997. Even though the Tax Court has no scheduled date for its opinion to be rendered, the Company does not anticipate a decision before mid-1999.

     During the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that UPS is liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. In all cases, the primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1983 through 1984 tax years. The additional tax sought by the IRS relating to package insurance for these periods ranges, based on alternative theories, from $115 million to $121 million for the 1985 through 1987 tax years, and from $131 million to $138 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the 1983-1984 Notice of Deficiency.

     In addition to package insurance, the IRS has raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1983 through 1990 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years, $88 million in tax for the 1985 through 1987 tax years, and $245 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years. The Company is currently in the process of preparing petitions to the Tax Court for the 1985 through 1987 tax years and the 1988 through 1990 tax years. The IRS may take positions similar to those described above for periods subsequent to 1990. Management believes the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

     The Company is a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by the Company, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. UPS is also a defendant in various other lawsuits that arose in the normal course of business. In the opinion of management, none of these cases is expected to have a material adverse effect upon the financial condition of the Company.


Item 4. Submission Of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     UPS is authorized to issue 900,000,000 shares of common stock, $.10 par value per share (the "Common Stock"), of which 558,650,086 were outstanding as of February 28, 1999. UPS is also authorized to issue 200,000,000 shares of preferred stock, without par value. No shares of preferred stock are issued or outstanding.

     Each share of UPS Common Stock is entitled to one vote in the election of directors and other matters, except that, generally, any shareowner, or shareowners acting as a group, who beneficially own more than 10% of the voting stock are entitled to only one one-hundredth of a vote with respect to each vote in excess of 10% of the voting power of the then outstanding shares of voting stock. Holders have no preemptive or other right to subscribe to additional shares. In the event of liquidation or dissolution, shareowners are entitled to share ratably in the assets available after payment of all obligations. The shares are not redeemable by UPS except through the Company's exercise of the preferential right of purchase mentioned below and, in the case of stock subject to the UPS Managers Stock Trust, as amended and restated, the UPS Employees Stock Trust and the UPS Qualified Stock Ownership Plan and Trust, the Company's right of purchase in the circumstances described therein.

     UPS Common Stock is not listed on a national securities exchange or traded in the organized over-the-counter market. The UPS Certificate of Incorporation provides that no outstanding shares of UPS Common Stock entitled to vote generally in the election of directors may be transferred to any other person, except by bona fide gift or inheritance, unless the shares shall have first been offered, by written notice, for sale to UPS at the same price and on the same terms upon which they are to be offered to the proposed transferee.

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

     UPS has been the principal purchaser of UPS stock, which it has used primarily for awards under the UPS Managers Incentive Plan, the UPS 1991 Stock Option Plan (the "1991 Plan"), the UPS 1996 Stock Option Plan (the "1996 Plan") and the matching contribution of UPS stock under the UPS Qualified Stock Ownership Plan (the "Plans"), and for sales under the UPS 1997 Managers Stock Purchase Plan, the UPS 1997 Employee Stock Purchase Plan, and the UPS Qualified Stock Ownership Plan. UPS notifies its shareowners periodically of its willingness to purchase a limited number of shares at specified prices determined by the Board of Directors.

     In determining the share price, the Board considers a variety of factors, including past and current earnings, earnings estimates, the ratio of UPS Common Stock to debt of UPS, other factors affecting the business and long-range prospects of UPS, and general economic conditions, as well as opinions furnished from time to time by investment counselors acting as independent appraisers.

     In its determination of the prices to be paid for UPS stock, the Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and publicly held companies, but its decisions have been based primarily on the judgment of the Board of Directors as to the long-range prospects of UPS rather than what the Board considers to be short-range trends relating to UPS or to the values of securities generally. Thus, for example, the Board has not given substantial weight to short-term variations in average price-earnings ratios of publicly traded securities, which at times have been considerably higher, and at other times considerably lower, than those at which UPS has offered to purchase its shares. However, the Board's decision as to price does take into account factors generally affecting the market prices of publicly traded securities, and prolonged changes in those prices could have an effect on the prices offered by UPS.

     One factor in determining the prices at which securities trade in the organized securities markets is that of supply and demand. When demand is high in relation to the shares which investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to shares being sold. To date, the UPS Board of Directors has not given significant weight to supply-demand considerations in determining the prices to be paid by UPS for its shares. UPS has a need for some of the shares which it has been able to acquire for purposes of awards under the Plans, and eligible employees have purchased some of the other available shares.

     UPS intends to continue its policy of purchasing shares when offered by shareowners. However, there can be no assurance of continuation of that policy. The feasibility of purchases by UPS and the price at which shares can be purchased are both subject to the continued maintenance by UPS of satisfactory earnings and financial condition. Hence, both the salability of UPS shares and the price at which they can be sold would be adversely affected by a continuous decline in UPS earnings or by unfavorable changes in financial position and might be adversely affected by decisions of shareowners to sell considerably more shares than the Board considers necessary for the ultimate purpose of making awards under the Plans.

     The prices at which UPS has published notices of its willingness to purchase shares since January 1997 are as follows:


                            1997

Dates                                         Price
January 1 to February 12                      $29.25
February 13 to May 13                         $29.75
May 14 to August 19                           $30.50
August 20 to November 12                      $30.00
November 13 to February 26, 1998              $30.75

                            1998

Dates                                         Price
February 27 to May 21                         $32.00
May 22 to August 19                           $34.00
August 20 to November 18                      $37.00
November 19 to February 17, 1999              $40.00

     UPS, from time to time, has waived its right of first refusal to purchase its shares in order to permit eligible employees to purchase shares at the same price as UPS was willing to pay. The grant of waiver in these cases has been subject to those needs. Persons who purchase shares in this manner are required to deposit them in the UPS Managers Stock Trust or the UPS Employees Stock Trust.

     On February 18, 1999, UPS expressed its willingness to purchase shares at $43.00 per share, which is still the price at the date of this report.

     In February 1999, UPS distributed an aggregate of 6,354,858 shares of UPS Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to a total of 26,278 employees at a managerial or supervisory level. In January 1998, it distributed an aggregate of 4,441,509 shares of UPS Common Stock under that Plan to a total of 25,618 managerial or supervisory employees. The UPS Managers Stock Trust and the Managers Incentive Plan have been previously described in the UPS Registration Statement on Form 10 and in the UPS Prospectus dated January 25, 1999, relating to the UPS Managers Incentive Plan awards. Such distributions do not represent "sales" as defined under the Securities Act of 1933, as amended (the "1933 Act"). However, the shares awarded were nonetheless registered under the 1933 Act.

     During 1998, 1,874,366 shares of UPS Common Stock were distributed to 2,568 management employees upon the exercise of stock options granted to them by UPS under the 1991 Plan. On December 31, 1998, 91,900 active employees owned approximately 183.8 million shares of UPS Common Stock. This included 64,994 non-management employees holding over 17.4 million shares. The offering to UPS managers and supervisors has been previously described in a UPS Registration Statement on Form S-8, which became effective in March 1997 and the offering to non-management employees has been previously described in a UPS Registration Statement on Form S-8, which also became effective in March 1997. In addition, the offering in connection with the UPS Savings Plan has been previously described in a UPS Registration Statement on Form S-8, which became effective in November 1998. The shares issued upon exercise of the options and the shares purchased pursuant to these offerings are subject to the UPS Managers Stock Trust, as amended and restated, the UPS Employees Stock Trust or the UPS Qualified Stock Ownership Plan and Trust (collectively, the "Trusts").

     Shares of UPS Common Stock issued to employees under the Plans and most other shares of UPS Common Stock owned by UPS employees are held subject to the Trusts. First Union National Bank ("First Union"), serves as trustee under the Trusts. The Trust agreements give UPS the right to purchase a member's shares of UPS Common Stock that have been deposited in the Trusts at their fair market value, as defined, when the member retires, dies or ceases to be an employee of UPS, or when the member requests the withdrawal of shares from the Trust. Fair market value is defined as the fair market value of the shares at the time of the sale, or in the event of differences of opinion as to value, the average price per share of all shares of UPS Common Stock sold during the 12 months preceding the sale involved. If at the time a member ceases to be an employee of UPS, and 1,000 or more shares are held for the benefit of such member and his or her transferees under the Trusts, UPS may, beginning in June of the calendar year next succeeding the year of termination of employment, purchase at any time and from time to time a cumulative annual amount of up to 10% of the 1,000 or more shares held for the benefit of the member and his or her transferees, unless the member requests withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. If less than 1,000 shares are held for the benefit of a member and his or her transferees under the Trusts, UPS may purchase all or part of the shares beneficially owned at any time, subject to the member's right to request withdrawal of the shares from the Trust, whereupon UPS may elect whether or not to purchase the shares within 60 days of the request. UPS is also entitled to purchase shares of UPS Common Stock held under the Trusts after receipt of a request from the member to release the shares from the Trust and upon occurrence of several other enumerated events. If UPS does not elect to purchase the shares and does not pay for the shares within the prescribed periods, the member would become entitled, upon request, to the delivery of the shares of UPS Common Stock free and clear of the Trusts, unless the purchase period has been extended by agreement of UPS and such member.

     Members of the Trusts are entitled to the dividends on shares of UPS Common Stock held for their accounts (except that stock dividends are added to the shares held by the Trustee for the benefit of the individual members), to direct the Trustee as to how the shares held for their benefit are to be voted and, except holders under the UPS Qualified Stock Ownership Plan and Trust, to request proxies from the Trustee to vote shares held for their accounts.

     In January 1999, UPS paid a cash dividend of $0.45 a share. During the fiscal year ended December 31, 1998, UPS paid a cash dividend of $0.35 a share in January 1998 and $0.40 in June 1998. During the fiscal year ended December 31, 1997, UPS paid cash dividends of $0.35 a share in both January 1997 and May 1997.

     The policy of the UPS Board of Directors is to declare dividends each year out of current earnings. However, the declaration of future dividends is subject to the discretion of the Board of Directors in light of all relevant facts, including earnings, general business conditions and working capital requirements. Certain loan agreements limit the amount which UPS may declare as dividends and use for the repurchase of its Common Stock. The most restrictive of these agreements limits the declaration of dividends, other than stock dividends, and payments for the purchase of Common Stock to the extent that such declarations and payments, together with all other payments made subsequent to January 1, 1985 would exceed, in the aggregate, (i) $250,000,000, (ii) 66 2/3% of net income, as defined in the agreement, and (iii) the net proceeds from the issuance, sale or disposition of any shares of stock of UPS or any warrants or other rights to purchase such stock subsequent to January 1, 1985. As of December 31, 1998, UPS had approximately $2.2 billion not subject to these restrictions. These limits do not materially restrict the declaration of dividends.

     As of February 28, 1999, there were 3,187 record holders of equity securities of UPS. Saul & Co. is the record holder of all the shares of Common Stock subject to the Trusts. As of February 28, 1999, there were 114,692 beneficial owners of shares of Common Stock subject to the Trusts.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for each of the five years in the period ended December 31, 1998. This financial data should be read in conjunction with the Company's Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial data appearing elsewhere in this Report.


Selected Income Statement Data
------------------------------
                                                                           Years Ended December 31,
(In millions except per share amounts)          1998             1997              1996              1995              1994
                                             ----------      ------------      ------------      ------------      -------------
Revenue                                        $ 24,788          $ 22,458          $ 22,368          $ 21,045           $ 19,576
Operating expenses                              (21,698)          (20,760)          (20,339)          (19,251)           (18,020)
Investment income                                    84                70                39                26                 13
Interest expense                                   (227)             (187)              (95)              (77)               (29)
Miscellaneous, net                                  (45)              (28)              (63)              (35)                35
Income taxes                                     (1,161)             (644)             (764)             (665)              (632)
                                             ----------      ------------      ------------      ------------      -------------
Net income                                     $  1,741          $    909          $  1,146          $  1,043           $    943
                                             ==========      ============      ============      ============      =============
 Percent of revenue                                 7.0%              4.0%              5.1%              5.0%               4.8%
                                             ==========      ============      ============      ============      =============
Per share amounts:
 Basic earnings per share                      $   3.18          $   1.65          $   2.06          $   1.87           $   1.68
 Diluted earnings per share                    $   3.14          $   1.63          $   2.03          $   1.84           $   1.66
                                             ==========      ============      ============      ============      =============
Dividends per share                            $    .85          $    .70          $    .68          $    .64           $    .55
                                             ==========      ============      ============      ============      =============

Selected Balance Sheet Data
---------------------------
                                                                                        December 31,
(In millions)                                  1998             1997              1996              1995               1994
                                             ---------      ------------      ------------      ------------      -------------
Working capital                               $  1,708          $  1,079          $  1,097          $    261           $    120
                                             =========      ============      ============      ============      =============
Long-term debt                                $  2,191          $  2,583          $  2,573          $  1,729           $  1,127
                                             =========      ============      ============      ============      =============
Total assets                                  $ 17,067          $ 15,912          $ 14,954          $ 12,645           $ 11,182
                                             =========      ============      ============      ============      =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

1998 Compared to 1997
---------------------

     For the year ended December 31, 1998, revenue increased by $2.33 billion, or 10.4%, in comparison with the previous year. During the same period, U.S. domestic package revenue totaled $20.65 billion, an increase of $1.782 billion, or 9.4%, and international package revenue totaled $3.237 billion, an increase of $303 million, or 10.3%. Non-package revenue totaled $901 million, an increase of $245 million, or 37.3%.

     The increase in U.S. domestic package revenue resulted from several factors. Continued improvement in product mix combined with generally higher yields have contributed to higher revenues. In addition, the increase also results from the effect of volume losses from the International Brotherhood of Teamsters ("IBT") strike, which occurred in August 1997. The IBT strike severely limited U.S. domestic package operations and also curtailed international operations. Excluding the period of the strike, average daily domestic volume was 2.2% below prior year levels, in total, although domestic express volume increased 4.0%.

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

     The increase in international package revenue was primarily attributable to a 10.5% increase in volume and the continued improvement in product mix. This revenue increase was partially offset by the stronger U.S. dollar. Among the geographic regions comprising international package operations, Europe was a significant contributor to international revenue growth as a result of a 12.2% volume increase and improved product mix. The increase in non-package revenue was mainly driven by continued growth of the UPS Logistics Group.

     Consolidated operating expenses increased by $938 million, or 4.5%, while the operating ratio improved from 92.4 during 1997 to 87.5 during 1998. Compensation and benefit expenses increased $1.057 billion, in part, due to additional labor costs incurred in August 1998, which were not incurred during the IBT strike in August 1997. Other operating expenses decreased $119 million, which was mainly driven by lower fuel costs and the reduction of overhead costs. Fuel prices during 1998 were lower than in 1997, and are subject to general market fluctuations. The year-to-date operating ratio of 87.5 is consistent with the improvements that have been reported during the first three quarters of 1998. These improvements result largely from the control of operating expense growth, along with the effect of improved product yields. In addition, international operations are continuing to improve as a result of higher volume, improved product mix and better utilization of existing capacity.

     Operating profit for the year increased $1.392 billion of which $1.245 billion is attributable to U.S. domestic package operations, $123 million to international package operations and $24 million to non-package operations.

     The U.S. domestic package operating profit increase to $2.899 billion can be attributed to the following factors. Approximately $703 million of the increase resulted from improvements in U.S. domestic yields, improved product mix and overall containment of operating expense growth. The remaining $542 million of the increase is the change between August 1998 and August 1997, the period in which the strike occurred.

     International package operating profit amounted to $56 million, an improvement of $123 million over the operating loss of the previous year. The continuation of this favorable trend in international operations resulted primarily from higher volume, improved product mix, lower fuel costs and better utilization of existing capacity. A substantial portion of the improvement in operating profit was due to the Europe region. Furthermore, despite the recent economic problems in Asia, operating results associated with that region have continued to improve, and UPS has been minimally affected by the decline in Asian currency values. This is due, in part, to focusing on volume moving to and from Asia where rates are generally denominated in or pegged to U.S. dollars. In addition, $21 million of the $123 million increase is the change between August 1998 and August 1997, the period in which the strike occurred.

     Income before income taxes increased $1.349 billion for the reasons discussed above. Net income increased by $832 million over the prior year. Approximately $496 million of the improvement in net income is due primarily to improved yields on U.S. domestic products, improved product mix, improved international operating results and the overall containment of operating expense growth. The remaining increase of $336 million resulted from the change in net income between August 1998 and August 1997, the period in which the strike occurred.

1997 Compared to 1996
---------------------

     As previously reported, the International Brotherhood of Teamsters ("IBT"), representing approximately 203,000 UPS employees, was on strike from August 4 through August 19, 1997. In addition, the Independent Pilots Association ("IPA"), which represents the majority of the Company's pilots, observed picket lines in support of the IBT strike. The new collective bargaining agreement negotiated in August of 1997 with the IBT was approved by a vote of the IBT membership and extends through July 31, 2002. Further, the Company's collective bargaining agreement with the IPA became amendable on January 1, 1996 and on March 18, 1998, the Company reached an eight-year agreement with the IPA that extends through 2003.

     The IBT strike severely limited U.S. domestic package operations during August and also curtailed international operations. This resulted in a net loss of $211 million for the month ended August 31, 1997 (compared to net income of $113 million for the same month of the prior year), which had a significant adverse effect on net income for the year ended December 31, 1997.

     For the entire year of 1997, revenue increased by $90 million compared to the prior year. U.S. domestic package revenue totaled $18.868 billion, a slight decrease of $13 million; international package revenue totaled $2.934 billion, a decrease of $55 million; and non-package revenue totaled $656 million, an increase of $158 million.

     U.S. domestic package revenue decreased primarily due to lower volume, which was down 4.1% for the year due to the downtime from the strike, along with volume levels that were slightly lower after the strike compared to the same period in the prior year. The decline in volume was offset by higher yields. The overall decrease in volume is inclusive of a 4.2% volume increase in higher yielding express packages, the growth rate for which was also slowed as a result of the strike. Although ground volume subsequent to the strike had not returned to pre-strike levels by year-end, U.S. domestic package revenues improved by $137 million, or 2.7%, for the fourth quarter of 1997 in comparison to the same
quarter in 1996.   This improvement is mainly attributable to increased yields and a 6.2% volume growth in express services.

     During the first quarter of 1997, rates for standard ground shipments were increased an average of 3.4% for commercial deliveries and 4.3% for residential deliveries. Rates for UPS Next Day Air, UPS 2nd Day Air, and 3 Day Select each increased approximately 3.9%.

     Rates for international shipments originating in the United States were increased 2.6% for UPS Worldwide Express and 4.9% for UPS Worldwide Expedited. Rate changes for shipments originating outside the United States have been made throughout the past year and vary by geographic market. Rates for UPS Standard Service to Canada did not change.

     International revenues decreased by $55 million as a result of the strengthening of the U.S. dollar, particularly in the Europe region. International package revenue totaled $806 million for the fourth quarter of 1997, an increase of $37 million, or 4.8%, compared to the fourth quarter of 1996. A continued strengthening of the U.S. dollar offset revenue gains from volume increases of 13.5%.

     For the year, operating expenses increased by $421 million, or 2.1%. A combination of increased operating expenses along with decreased revenues from the strike resulted in a deterioration of the operating ratio from 90.9 during 1996 to 92.4 during 1997. The operating ratio for the fourth quarter of 1997 improved to 89.6 as a result of improved revenue yields, productivity gains and the impact of cost containment efforts.

     Operating profit for the year decreased $331 million, or 16.3%, primarily as a result of lower revenues due to the strike. However, operating profit increased by $172 million, or 36.8%, for the fourth quarter of 1997 compared to 1996.

     U.S. domestic package operating profit amounted to $1.654 billion, a decrease of $527 million, or 24.2%, over the previous year. The decrease was a result of lower revenues due to the strike. The international package operating loss amounted to $67 million, an improvement of $214 million over the previous year. This improvement was primarily due to cost reductions associated with the Company's efforts to reduce unprofitable volume as well as related savings in reducing payroll and other costs. While improvement in operating profit occurred throughout all of the international geographic regions, Europe was a significant contributor.

     International package operating profit was $40 million for the fourth quarter of 1997. This compares to an operating loss of $100 million for the fourth quarter of 1996, for an improvement of $140 million.

     Interest expense amounted to $187 million, an increase of $92 million over the prior year. This increase is primarily attributable to interest costs incurred on higher debt levels outstanding during 1997. In addition, investment income increased by $31 million as a result of correspondingly higher cash and cash equivalent balances.

     Income before income taxes ("pre-tax income") decreased $357 million, or 18.7%, in comparison to the prior year for the reasons discussed above. Fourth quarter pre-tax income improved by $189 million to $599 million in comparison to the same quarter of the prior year.

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

Liquidity and Capital Resources

     UPS maintains a commercial paper program under which it is authorized to borrow up to $2.0 billion. Approximately $112 million was outstanding as of December 31, 1998.

     In April 1998, UPS renegotiated and extended its two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each with one expiring April 29, 1999, and the other April 30, 2003.

     UPS also maintains a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. There is currently $500 million available under this program.

     In January 1999, UPS filed a shelf registration with the SEC, under which UPS may issue debt in the U.S. marketplace of up to $2.0 billion. There is currently no debt issued under this shelf registration.

     Management believes that these funds and borrowing programs, combined with the Company's internally generated resources and other credit facilities, will provide adequate sources of liquidity and capital resources to meet its expected long-term needs for the operation of its business, including anticipated capital expenditures of $1.6 billion in 1999, as well as commitments for aircraft purchases through 2005.

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

     In August 1995, the Company filed a petition in the United States Tax Court ("Tax Court") in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in late 1997. Even though the Tax Court has no scheduled date for its opinion to be rendered, the Company does not anticipate a decision before mid-1999.

     During the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that UPS is liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. In all cases, the primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1983 through 1984 tax years. The additional tax sought by the IRS relating to package insurance for these periods ranges, based on alternative theories, from $115 million to $121 million for the 1985 through 1987 tax years, and from $131 million to $138 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the 1983-1984 Notice of Deficiency.

     In addition to package insurance, the IRS has raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1983 through 1990 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years, $88 million in tax for the 1985 through 1987 tax years, and $245 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years. The Company is currently in the process of preparing petitions to the Tax Court for the 1985 through 1987 tax years and the 1988 through 1990 tax years. The IRS may take positions similar to those described above for periods subsequent to 1990. Management believes the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

     The Company is a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by the Company, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. UPS is also a defendant in various other lawsuits that arose in the normal course of business. In the opinion of management, none of these cases is expected to have a material adverse effect upon the financial condition of the Company.

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

     Indebtedness of the Company under its various financing arrangements creates interest rate risk. In connection with each debt issuance and as a result of continual monitoring of interest rates, the Company may enter into interest rate swap agreements for purposes of reducing its borrowing costs.

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

     The Company consumes significant quantities of gasoline, diesel fuel and jet fuel in the ordinary course of its business and is therefore exposed to commodity price risk associated with variations in the market price for petroleum products. The Company manages this risk, in part, by purchasing commodity forward contracts and options.

Future Accounting Changes

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs to develop or obtain computer software for internal-use be capitalized. The Company adopted the new standard on January 1, 1999. Since the Company had previously expensed all such costs, the change will result in lower expenses in the initial year of adoption and is estimated to increase 1999 net income by approximately $70 million to $90 million.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged but not required. The Company has not yet completed its analysis of the effects of adopting this standard.

Impact of the Year 2000 Issue

     Introduction.  The term "year 2000 issue" is a general term used to
     -------------
describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

     State of Readiness.  In 1995, UPS created a Year 2000 Committee tasked with
     -------------------
evaluating the year 2000 issue and taking appropriate action to address the implications of the year 2000 issue for UPS. The Year 2000 Committee has developed and is currently implementing a comprehensive initiative (the "Initiative") to make its business critical information technology assets ("IT assets") (including embedded microprocessor systems incorporated into computer hardware and related software) and business critical non-IT assets (e.g., vehicles, facilities, equipment and their embedded microprocessor systems) year 2000 ready. The Initiative covers the following eight phases: (i) inventory of IT and non-IT assets, (ii) assessment of repair requirements, (iii) repair of IT and non-IT assets, (iv) unit and system integration testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data, (v) certification by users that IT and non-IT assets correctly handle dates and date-related data, (vi) selected verification by UPS internal auditors that phases (i) through (v) were properly completed for IT and non-IT assets, (vii) "end-to-end" testing of selected IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data, and (viii) creation of contingency plans in the event of year 2000 failures.

     Since UPS believes that the majority of its business critical IT assets are controlled by UPS's Information Services Group ("IS Group"), implementation of the Initiative for these IT assets occurred first. Generally, an IT asset is considered to be business critical by UPS if its failure would have a material adverse effect on package movement, customer relations or UPS's financial condition, liquidity or results of operations, or if other factors (including regulatory requirements) require the characterization of the IT asset as business critical. This group includes, for example, but is not limited to, package tracking, billing, customer telephone service center, and UPS OnLine(R) automation systems.

     As of January 31, 1999, the first six phases of the Initiative had been completed for approximately 82% of the IT assets which are controlled by the IS Group. The completion of the first six phases for the balance of these assets is expected by the end of the first quarter of 1999. The implementation of the Initiative for non-IT assets and IT assets controlled by all business functions other than the IS Group is in earlier phases. The completion of the first six phases for the majority of these assets is expected by the end of the second quarter of 1999.

     UPS is also contacting suppliers who provide both critical IT assets and other goods and services such as vehicles, fuel, packaging materials, and forms to (1) evaluate their year 2000 compliance plans and state of readiness and (2) determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is approached and reached. UPS has received assurances from the vast majority of suppliers of business critical IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data as the year 2000 is approached and reached. UPS is evaluating these assurances for their accuracy and adequacy. UPS has sent letters to the majority of its suppliers of non-IT assets and IT assets controlled by business functions other than the IS Group. The responses received are being reviewed and evaluated. UPS plans to develop contingency plans for any material supplier that does not provide an appropriate response to UPS. As a general matter, UPS is vulnerable to significant suppliers' inability to remedy their own year 2000 issues.

     UPS also relies, both domestically and internationally, upon government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of UPS's control. As part of the Initiative, UPS is involved with several national and international associations to pursue common Year 2000 objectives. For example, UPS has been and remains involved, through its participation in the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), in a global and industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. However, there is no assurance that suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on UPS's financial condition, liquidity or results of operations.

     In addition, UPS has retained an independent consultant ("Consultant") to assess (1) whether the Initiative, if appropriately implemented, can result in year 2000 readiness for UPS, and (2) UPS's progress against the Initiative. If the Consultant determines that the Initiative will not adequately lead to year 2000 readiness, the Consultant will provide recommendations for appropriately adjusting the Initiative. The Consultant will periodically review UPS's progress and recommend any necessary adjustments.

     Testing.  As part of the Initiative, UPS maintains a testing program to
     --------
determine whether its business critical IT and non-IT assets are year 2000 ready. UPS's testing program is conducted in three stages. The initial stage ("unit testing") consists of testing individual systems (units) for year 2000 readiness. Unit testing includes, for example, testing a particular application to ensure that it correctly manipulates dates and date-related data and properly operates in a year 2000 ready environment. Following successful completion of unit testing, a system will move into stage two ("integration testing"). This stage includes testing between systems units to ensure that this interface will correctly send and receive date-related data. Stages one and two are included in phase four of the overall Initiative. All business critical IT and non-IT assets are subject to the first two testing stages. After successful completion of phases four and five of the Initiative, UPS's testing program is subject to independent review and verification by UPS internal auditors in conjunction with phase six of the Initiative. Certain business critical IT and non-IT assets are also subject to the third stage of UPS's testing program ("end-to-end testing"). UPS has begun end-to-end testing and plans to complete substantially all such testing by the end of the second quarter of 1999. In addition, UPS maintains a change control process to ensure that remediation efforts have not adversely affected functionality and to retest units or systems after changes where appropriate. Certain of these testing methodologies are also applied to third party systems that interface with UPS systems.

     Costs to Address the Year 2000 Issue.  As of December 31, 1998, UPS
     -------------------------------------
estimates that it has spent approximately $50 million on implementation of the Initiative with the majority of the work being performed by UPS employees. A majority of these costs have been incurred in repairing software components. UPS expects to spend an estimated additional $52 million to complete the Initiative. These are management's best estimates and may be revised as additional information becomes available. UPS is also incurring costs in connection with the assessment and remediation of IT assets and non-IT assets which are not business critical. Management believes that the costs associated with such activities are significantly less than the costs of the Initiative. The foregoing costs do not yet include all the costs of contingency plans currently under development. UPS intends to fund all costs associated with its year 2000 efforts from operations. While UPS has incurred an opportunity cost for implementing the Initiative, thus possibly deferring potentially beneficial information technology projects, UPS has not deferred any specific information technology project as a result of the implementation of the Initiative.

     Risks Presented by the Year 2000 Issue.  The failure by UPS to
     ---------------------------------------
appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to UPS's business activities to appropriately address their year 2000 issues, could have a material adverse effect on UPS's financial condition, liquidity or results of operations. To date, UPS has not identified any material IT or non-IT assets critical to UPS operations that present a material risk of not being year 2000 ready or that cannot be replaced with a suitable alternative. However, as the Initiative proceeds, it is possible that UPS may identify assets or third party providers that do present a risk of a year 2000-related disruption. Although there is inherent uncertainty in the year 2000 problem, UPS expects that the Initiative will significantly reduce UPS's level of uncertainty about its year 2000 issues. At this point, UPS believes that its most reasonably likely worst case scenario will result from challenges presented by year 2000 disruptions experienced by third parties, such as suppliers, customers or government agencies, including for example, but not limited to, international airports, air traffic and customs systems, banking institutions, or utility service providers. A significant disruption in services provided by such a third party could have a material adverse impact on UPS's financial condition, liquidity or results of operations.

     Contingency Plans.  The Initiative calls for the development of contingency
     ------------------
plans for UPS's at-risk business functions. UPS has established a Contingency Plan Committee to monitor and address the development of contingency plans. The Initiative calls for UPS to develop year 2000-specific contingency plans if the results of testing identify a business function at risk of a year 2000 failure. In addition, as a normal course of business, UPS maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

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

Items 7a:  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.  See Item 7.

Item 8. Financial Statements and Supplementary Data

Financial Statements

     The Financial Statements of UPS are filed together with this Report. See the Index to Financial Statements on page F-1 for a list of the Financial Statements filed herewith.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding the Directors of UPS is presented under the caption "Election of Directors" in UPS's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 1999, which was filed with the Securities and Exchange Commission (the "SEC") on March 15, 1999, and is incorporated herein by reference.

     Information concerning the Company's executive officers can be found in
Part I, Item 1, of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.


Item 11. Executive Compensation

     Information in answer to Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" excluding the information under the captions "Report of the Officer Compensation Committee on Executive Compensation" and "Shareowner Return Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 1999, which was filed with the SEC on March 15, 1999, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information in answer to Item 12 is presented under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 1999, which was filed with the SEC on March 15, 1999, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     Information in answer to Item 13 is presented under the captions "Certain Business Relationships" and "Common Relationships with Overseas Partners Ltd." in the Company's definitive Proxy Statement for the Annual

Meeting of Shareowners to be held on April 29, 1999, which was filed with the SEC on March 15, 1999, and is incorporated herein by reference.


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

                     UNITED PARCEL SERVICE OF AMERICA, INC.
                                AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Item 8 -- Financial Statements

                                                                                                          Page
                                                                                                         Number
   Independent Auditors' Report.....................................................................      F-2
   Consolidated balance sheets
   -- December 31, 1998 and 1997....................................................................      F-3
   Statements of consolidated income
   -- Years ended December 31, 1998, 1997 and 1996..................................................      F-4
   Statements of consolidated shareowners' equity
   -- Years ended December 31, 1998, 1997 and 1996..................................................      F-5
   Statements of consolidated cash flows
   -- Years ended December 31, 1998, 1997 and 1996..................................................      F-6
   Notes to consolidated financial statements.......................................................      F-7

            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareowners
United Parcel Service of America, Inc.
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of United Parcel Service of America, Inc., and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Parcel Service of America, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 8, 1999

                          CONSOLIDATED BALANCE SHEETS
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                    (In millions except per share amounts)

                                                                                                        December 31,
                                            ASSETS                                                 1998              1997
                                                                                                 ---------         ---------
Current Assets:
   Cash and cash equivalents............................................................          $ 1,240           $   460
   Marketable securities................................................................              389                 -
   Accounts receivable..................................................................            2,713             2,405
   Prepaid employee benefit costs.......................................................              703               669
   Materials, supplies and other prepaid expenses.......................................              380               417
   Common stock held for stock plans....................................................                -               526
                                                                                                ---------       -----------
       Total Current Assets.............................................................            5,425             4,477
                                                                                                ---------       -----------
Property, Plant and Equipment:
   Vehicles.............................................................................            3,482             3,519
   Aircraft (including aircraft under capitalized leases)...............................            7,739             6,771
   Land.................................................................................              651               654
   Buildings............................................................................            1,478             1,433
   Leasehold improvements...............................................................            1,803             1,734
   Plant equipment......................................................................            4,144             4,063
   Construction-in-progress.............................................................              257               328
                                                                                                ---------       -----------
                                                                                                   19,554            18,502
   Less accumulated depreciation and amortization.......................................            8,170             7,495
                                                                                                ---------       -----------
                                                                                                   11,384            11,007
Other Assets............................................................................              258               428
                                                                                                ---------       -----------
                                                                                                  $17,067           $15,912
                                                                                                =========       ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Accounts payable  ...................................................................          $ 1,322           $ 1,207
   Accrued wages and withholdings  .....................................................            1,092             1,194
   Dividends payable....................................................................              247               191
   Deferred income taxes................................................................              114               140
   Current maturities of long-term debt.................................................              410                41
   Other current liabilities............................................................              532               625
                                                                                                ---------       -----------
       Total Current Liabilities........................................................            3,717             3,398
                                                                                                ---------         ---------
Long-Term Debt (including capitalized lease obligations)................................            2,191             2,583
                                                                                                ---------          --------
Accumulated Postretirement Benefit Obligation, Net......................................              969               911
                                                                                                ---------          --------
Deferred Taxes, Credits and Other Liabilities...........................................            3,017             2,933
                                                                                                ---------       -----------
Shareowners' Equity:
   Preferred stock, no par value, authorized 200,000,000 shares, none issued............                -                 -
   Common stock, par value $.10 per share, authorized 900,000,000 shares, issued
       559,000,000 and 562,000,000 in 1998 and 1997.....................................               56                56
   Additional paid-in capital...........................................................              325                 -
   Retained earnings....................................................................            7,280             6,112
   Cumulative foreign currency adjustments..............................................              (62)              (81)
   Unrealized loss on marketable securities.............................................               (1)                -
                                                                                                ---------       -----------
                                                                                                    7,598             6,087
                                                                                                ---------       -----------
   Treasury stock, at cost (11,605,952 shares)..........................................             (425)                -
                                                                                                ---------       -----------
                                                                                                    7,173             6,087
                                                                                                ---------       -----------
                                                                                                  $17,067           $15,912
                                                                                                =========         =========
   Shareowners' Equity Per Share........................................................           $12.83            $10.83
                                                                                                =========       ===========

                See notes to consolidated financial statements.

                       STATEMENTS OF CONSOLIDATED INCOME
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                     (In millions except per share amounts)

                                                                                Years Ended December 31,
                                                                        1998            1997            1996
                                                                    -------------   -------------   -------------
Revenue..........................................................        $24,788         $22,458         $22,368
                                                                         -------         -------         -------
Operating Expenses:
  Compensation and benefits......................................         14,346          13,289          13,326
  Other..........................................................          7,352           7,471           7,013
                                                                         -------         -------         -------
                                                                          21,698          20,760          20,339
                                                                         -------         -------         -------
  Operating Profit...............................................          3,090           1,698           2,029
                                                                         -------         -------         -------

Other Income and (Expense):
  Investment income..............................................             84              70              39
  Interest expense...............................................           (227)           (187)            (95)
  Miscellaneous, net.............................................            (45)            (28)            (63)
                                                                         -------         -------         -------
                                                                            (188)           (145)           (119)
                                                                         -------         -------         -------
Income Before Income Taxes.......................................          2,902           1,553           1,910
Income Taxes.....................................................          1,161             644             764
                                                                         -------         -------         -------
  Net Income.....................................................        $ 1,741         $   909         $ 1,146
                                                                         =======         =======         =======
  Basic Earnings Per Share.......................................        $  3.18         $  1.65         $  2.06
                                                                         =======         =======         =======
  Diluted Earnings Per Share.....................................        $  3.14         $  1.63         $  2.03
                                                                         =======         =======         =======

                See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                     (In millions except per share amounts)

                                                                                                                     Cumulative
                                                                                          Additional                  Foreign
                                                                     Common Stock          Paid-In      Retained     Currency
                                                                     ------------
                                                                  Shares        Amount      Capital     Earnings    Adjustments
                                                               -------------   --------   -----------   ---------   -----------
Balance, January 1, 1996....................................            570        $57          $ 76      $4,961          $  57
     Comprehensive income:
          Net income........................................              -          -             -       1,146              -
          Foreign currency adjustments......................              -          -             -           -            (36)
     Comprehensive income...................................              -          -             -           -              -
     Dividends ($.68 per share).............................              -          -             -        (379)             -
     Gain on issuance of common stock held for stock plans..              -          -            33           -              -
     Exercise of stock options..............................              -          -           (14)          -              -
                                                               ------------    -------          ----      ------          -----
Balance, December 31, 1996..................................            570         57            95       5,728             21
     Comprehensive income:
          Net income........................................              -          -             -         909              -
          Foreign currency adjustments......................              -          -             -           -           (102)
     Comprehensive income...................................              -          -             -           -              -
     Dividends ($.70 per share).............................              -          -             -        (385)             -
     Gain on issuance of common stock held for stock plans..              -          -            27           -              -
     Exercise of stock options..............................              -          -           (26)          -              -
     Constructive retirement of common stock................             (8)        (1)          (96)       (140)             -
                                                               ------------    -------          ----      ------          -----
Balance, December 31, 1997..................................            562         56             -       6,112            (81)
     Comprehensive income:
          Net income........................................              -          -             -       1,741              -
          Foreign currency adjustments......................              -          -             -           -             19
          Unrealized loss on marketable securities..........              -          -             -           -              -
     Comprehensive income...................................
     Dividends ($.85 per share).............................              -          -             -        (466)             -
     Gain on issuance of common stock held for stock plans..              -          -            70           -              -
     Exercise of stock options..............................              -          -            (8)        (17)             -
     Retirement of common stock.............................             (3)         -             -         (90)             -
     Reclassification of common stock held for stock plans..              -          -             -           -              -
     Managers Incentive Plan award to be distributed in
            common stock....................................              -          -           263           -              -
                                                               ------------    -------          ----      ------          -----
Balance, December 31, 1998..................................            559        $56          $325      $7,280          $ (62
                                                               ============    =======          ====      ======          =====

                                                                 Unrealized
                                                                  Loss  on                       Total
                                                                  Marketalbe     Treasury      Shareowners'
                                                                 Securities    Stock at Cost     Equity
                                                                 -----------   --------------   --------
Balance, January 1, 1996....................................            $ -            $   -     $5,151
     Comprehensive income:
          Net income........................................              -                -      1,146
          Foreign currency adjustments......................              -                -        (36)
                                                                                                 ------
     Comprehensive income...................................              -                -      1,110
                                                                                                 ------
     Dividends ($.68 per share).............................              -                -       (379)
     Gain on issuance of common stock held for stock plans..              -                -         33
     Exercise of stock options..............................              -                -        (14)
                                                                 ----------    -------------     ------
Balance, December 31, 1996..................................              -                -      5,901
     Comprehensive income:
          Net income........................................              -                -        909
          Foreign currency adjustments......................              -                -       (102)
                                                                                                 ------
     Comprehensive income...................................              -                -        807
                                                                                                 ------
     Dividends ($.70 per share).............................              -                -       (385)
     Gain on issuance of common stock held for stock plans..              -                -         27
     Exercise of stock options..............................              -                -        (26)
     Constructive retirement of common stock................              -                -       (237)
                                                                 ----------    -------------     ------
Balance, December 31, 1997..................................              -                -      6,087
     Comprehensive income:
          Net income........................................              -                -      1,741
          Foreign currency adjustments......................              -                -         19
          Unrealized loss on marketable securities..........             (1)               -         (1)
                                                                                                 ------
     Comprehensive income...................................                                      1,759
                                                                                                 ------
     Dividends ($.85 per share).............................              -                -       (466)
     Gain on issuance of common stock held for stock plans..              -                -         70
     Exercise of stock options..............................              -                -        (25)
     Retirement of common stock.............................              -                -        (90)
     Reclassification of common stock held for stock plans..              -             (425)      (425)
     Managers Incentive Plan award to be distributed in
            common stock....................................              -                -        263
                                                                 ----------    -------------     ------
Balance, December 31, 1998..................................            $(1)           $(425)    $7,173
                                                                 ==========    =============     ======

                See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
            UNITED PARCEL SERVICE OF AMERICA, INC. AND SUBSIDIARIES
                                 (In millions)

                                                                                              Years Ended December 31,

                                                                                           1998          1997          1996
                                                                                       ------------   -----------   -----------
Cash flows from operating activities:
  Net income........................................................................       $ 1,741       $   909       $ 1,146
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization..................................................         1,112         1,063           964
     Postretirement benefits........................................................            58            70            78
     Deferred taxes, credits and other..............................................            23           406           479
     Changes in assets and liabilities:
       Accounts receivable..........................................................          (308)          (64)         (416)
       Prepaid employee benefit costs...............................................           (34)         (268)         (116)
       Materials, supplies and other prepaid expenses...............................            37           164          (196)
       Accounts payable.............................................................           115            52            18
       Accrued wages and withholdings...............................................           161            (7)           74
       Dividends payable............................................................            56            (3)           16
       Other current liabilities....................................................           (93)          184             4
                                                                                           -------       -------       -------
          Net cash from operating activities........................................         2,868         2,506         2,051
                                                                                           -------       -------       -------
Cash flows from investing activities:
  Capital expenditures..............................................................        (1,645)       (1,984)       (2,333)
  Disposals of property, plant and equipment........................................           216           111           127
  Purchases of marketable securities................................................          (390)            -             -
  Other asset receipts (payments)...................................................           164            46           (60)
                                                                                           -------       -------       -------
       Net cash (used in) investing activities......................................        (1,655)       (1,827)       (2,266)
                                                                                           -------       -------       -------
Cash flows from financing activities:
  Proceeds from borrowings..........................................................           287         2,097         1,345
  Repayments of borrowings..........................................................          (310)       (2,065)         (484)
  Purchases of common stock.........................................................          (774)         (719)         (650)
  Issuances of common stock pursuant to stock awards and employee
     stock purchase plans...........................................................           785           487           532
  Dividends.........................................................................          (466)         (385)         (379)
  Other transactions................................................................            45             1            19
                                                                                           -------       -------       -------
       Net cash from (used in) financing activities.................................          (433)         (584)          383
                                                                                           -------       -------       -------
Effect of exchange rate changes on cash.............................................             -           (27)           13
                                                                                           -------       -------       -------
Net increase in cash and cash equivalents...........................................           780            68           181
Cash and cash equivalents:
  Beginning of year.................................................................           460           392           211
                                                                                           -------       -------       -------
  End of year.......................................................................       $ 1,240       $   460       $   392
                                                                                           =======       =======       =======
Cash paid during the period for:
  Interest, net of amount capitalized...............................................       $   298       $   130       $    50
                                                                                           =======       =======       =======
  Income taxes......................................................................       $ 1,181       $   319       $   484
                                                                                           =======       =======       =======

                See notes to consolidated financial statements.

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

     UPS concentrates its operations in the field of transportation services, primarily domestic and international letter and package delivery. Revenue is recognized upon delivery of a letter or package.

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

     As of December 31, 1998, the Company had approximately 202,000 employees (62% of total employees) employed under collective bargaining agreements with various locals of the International Brotherhood of Teamsters. These agreements expire on July 31, 2002. In addition, the majority of the Company's pilots are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable January 1, 2004.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments (including investments in debt securities and variable rate preferred stocks of $936 and $207 million at December 31, 1998 and 1997, respectively) that are readily convertible into cash. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Marketable Securities

     Marketable securities are classified as available-for-sale and are carried at fair value, with related unrealized gains and losses reported as other comprehensive income and as a separate component of shareowners' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Common Stock Held for Stock Plans

     Prior to December 31, 1998, UPS accounted for its common stock held for awards and distributions under various UPS stock and benefit plans as a current asset. Common stock held in excess of current requirements was constructively retired and accounted for as a reduction in Shareowners' Equity.

     As a result of a change in position by the Securities and Exchange Commission ("SEC") as well as a change by the Financial Accounting Standards Board ("FASB"), UPS has reclassified its Common Stock Held for Stock Plans from current assets to Treasury Stock, a separate component of Shareowners' Equity. In 1998, 3 million shares in excess of current requirements were retired and 18 million shares previously constructively retired were also retired.

Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation (including amortization) is provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles -- 9 years; Aircraft -- 12 to 20 years; Buildings -- 20 to 40 years; Leasehold Improvements -- lives of leases; Plant Equipment -- 5 to 81/3 years.

Costs in Excess of Net Assets Acquired

     Costs of purchased businesses in excess of net assets acquired are amortized over a 10-year period using the straight-line method.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

Income Taxes

     Income taxes are accounted for under FASB Statement No. 109, ''Accounting for Income Taxes'' (''FAS 109''). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

Capitalized Interest

     Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $27, $43 and $53 million for 1998, 1997 and 1996, respectively.

Derivative Instruments

     UPS has entered into interest rate swap agreements, cross-currency interest rate swap agreements and forward currency contracts. All of these agreements relate to the Company's long-term debt and are specifically matched to the underlying cash flows. They have been entered into for the purposes of reducing UPS's borrowing costs and to protect UPS against adverse changes in foreign currency exchange rates. Any periodic settlement payments are accrued monthly, as either a charge or credit to expense, and are not material to net income. Based on estimates provided by third party investment bankers, the Company has determined that the fair value of these agreements is not material to its financial statements.

     The Company also purchases options to reduce the impact of changes in foreign currency rates on its foreign currency purchases and purchases options and forward contracts to moderate the impact of price increases in the cost of crude oil on fuel expense. The forward contracts and options are adjusted to fair value at period end based on market quotes and are not material to the Company's financial statements.

     The Company does not utilize derivatives for trading or other speculative purposes. UPS is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, UPS does not anticipate nonperformance by the counterparties. UPS is exposed to market risk based upon changes in interest rates, foreign currency exchange rates and fuel prices.

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

Segment Information

     Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which changes the method used by the Company to report information about its operating segments. Information for 1997 and 1996 has been restated in order to conform to the 1998 presentation. FAS 131 establishes standards to be used by enterprises to identify and report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information contained in Note 10.

Changes in Presentation

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

2. LONG-TERM DEBT AND COMMITMENTS

     Long-term debt, as of December 31, consists of the following (in millions):


                                                                                                      1998      1997
                                                                                                     -------   -------
8 3/8% debentures, due April 1, 2020 (i)..........................................................   $  424    $  700
8 3/8% debentures, due April 1, 2030 (i)..........................................................      276         -
Commercial paper (ii).............................................................................      112        98
Industrial development bonds, Philadelphia Airport facilities, due December 1, 2015 (iii).........      100       100
Capitalized lease obligations (iv)................................................................      598       633
5.5% Eurobond notes, due January 4, 1999..........................................................      200       201
3.25% 200 million Swiss Franc notes, due October 22, 1999.........................................      166       166
6.875% 100 million Pound Sterling notes, due February 25, 2000....................................      166       166
6.625% EuroNotes, due April 25, 2001..............................................................      200       200
6.25% EuroNotes, due July 7, 2000.................................................................      301       298
Installment notes, mortgages and bonds at various rates from 6.0%  to 8.6%........................       58        62
                                                                                                     ------    ------
                                                                                                      2,601     2,624
Less current maturities...........................................................................     (410)      (41)
                                                                                                     ------    ------
                                                                                                     $2,191    $2,583
                                                                                                     ======    ======

  (i) On January 22, 1998, the Company exchanged $276 million of the original $700 million debentures for new debentures of equal principal with a maturity of April 1, 2030. The new debentures have the same interest rate as the 8 3/8% debentures due 2020 until April 1, 2020, and, thereafter, the interest rate will be 7.62% for the final 10 years. The new 2030 debentures are redeemable in whole or in part at the option of the Company at any time. The redemption price is equal to the greater of 100% of the principal amount and accrued interest or the sum of the present values of the remaining scheduled payouts of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points plus accrued interest. The remaining $424 million of 2020 debentures are not subject to redemption prior to maturity. Interest is payable semiannually on the first of April and October for both debentures and neither debenture is subject to sinking fund requirements.
  (ii) The weighted average interest rate on the commercial paper outstanding as of December 31, 1998 and 1997, was 5.1% and 5.7%, respectively. The commercial paper has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligations on a long-term basis under its revolving credit facilities. However, the amount of commercial paper outstanding in 1999 is expected to fluctuate. UPS is authorized to borrow up to $2.0 billion under this program as of December 31, 1998.
  (iii) The industrial development bonds bear interest at either a daily, variable or fixed rate. The average interest rates for 1998 and 1997 were 3.3% and 3.5%, respectively.
  (iv) UPS has capitalized lease obligations for certain aircraft which are included in Property, Plant and Equipment at December 31 as follows (in millions):

                                                                                                     1998     1997
                                                                                                    ------   ------
   Aircraft.................................................................................        $ 614    $ 614
   Accumulated amortization.................................................................          (38)     (16)
                                                                                                    -----    -----
                                                                                                    $ 576    $ 598
                                                                                                    =====    =====

  The aggregate annual principal payments for the next five years, excluding commercial paper and capitalized leases, are (in millions): 1999 -- $371; 2000 -
- $471; 2001 -- $203; 2002 -- $2; and 2003 -- $2.
  Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $2.8 billion as of December 31, 1998 and 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES


     UPS leases certain aircraft, facilities, equipment and vehicles under operating leases which expire at various dates through 2034. Total aggregate minimum lease payments under capitalized leases and under operating leases are as follows (in millions):


Year                                                                     Capitalized Leases     Operating
                                                                                                 Leases
  1999...............................................................           $  67           $  211
  2000...............................................................              67              146
  2001...............................................................              67              115
  2002...............................................................              67               94
  2003...............................................................              67               77
  After 2003.........................................................             526              477
                                                                                -----           ------
  Total minimum lease payments.......................................             861           $1,120
                                                                                                ======
  Less imputed interest..............................................            (263)
                                                                                -----
  Present value of minimum capitalized lease payments................             598
  Less current portion...............................................             (39)
                                                                                -----
  Long-term capitalized lease obligations............................           $ 559
                                                                                =====

  As of December 31, 1998, UPS has outstanding letters of credit totaling approximately $1.2 billion issued in connection with routine business requirements.

  As of December 31, 1998, UPS has commitments outstanding for capital expenditures under purchase orders and contracts of approximately $2.6 billion, with the following amounts expected to be spent during the next five years (in millions): 1999 -- $649; 2000 -- $295; 2001 -- $436; 2002 -- $383; and 2003 --
$393.

  UPS maintains two credit agreements with a consortium of banks which provide revolving credit facilities of $1.25 billion each, with one expiring April 29, 1999, and the other April 30, 2003. At December 31, 1998, there were no outstanding borrowings under these facilities.

  UPS also maintains a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. There is currently $500 million available under this program.

  In January 1999, UPS filed a shelf registration with the SEC, under which UPS may issue debt in the U.S. marketplace of up to $2.0 billion. There is currently no debt issued under this shelf registration.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                                                                              1998              1997              1996
                                                                           ----------        ----------        ----------
Numerator:
Numerator for basic and diluted earnings per share - net income.........       $1,741             $ 909            $1,146
                                                                               ======             =====            ======
Denominator:
  Weighted-average shares...............................................          545               551               555
  Contingent shares - Managers Incentive Plan...........................            2                 1                 2
                                                                               ------             -----            ------
Denominator for basic earnings per share................................          547               552               557
Effect of dilutive securities:
  Additional contingent shares - Managers Incentive Plan................            4                 4                 4
  Stock option plans....................................................            3                 2                 3
                                                                               ------             -----            ------
Denominator for diluted earnings per share..............................          554               558               564
                                                                               ======             =====            ======
Basic earnings per share................................................       $ 3.18             $1.65            $ 2.06
                                                                               ======             =====            ======
Diluted earnings per share..............................................       $ 3.14             $1.63            $ 2.03
                                                                               ======             =====            ======

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

     In August 1995, the Company filed a petition in the United States Tax Court ("Tax Court") in opposition to the Notice of Deficiency related to the 1983 and 1984 tax years. The matter was tried before the Tax Court in late 1997. Even though the Tax Court has no scheduled date for its opinion to be rendered, the Company does not anticipate a decision before mid-1999.

     During the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that UPS is liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. In all cases, the primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1983 through 1984 tax years. The additional tax sought by the IRS relating to package insurance for these periods ranges, based on alternative theories, from $115 million to $121 million for the 1985 through 1987 tax years, and from $131 million to $138 million for the 1988 through 1990 tax years, plus penalties and interest. The IRS has based their assertions on the same theories included in the 1983-1984 Notice of Deficiency.

     In addition to package insurance, the IRS has raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1983 through 1990 tax years. These issues total $32 million in tax for the 1983 and 1984 tax years, $88 million in tax for the 1985 through 1987 tax years, and $245 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years. The Company is currently in the process of preparing petitions to the Tax Court for the 1985 through 1987 tax years and the 1988 through 1990 tax years. The IRS may take positions similar to those described above for periods subsequent to 1990. Management believes the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

     The Company is a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by the Company, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. UPS is also a defendant in various other lawsuits that arose in the normal course of business. In the opinion of management, none of these cases is expected to have a material adverse effect upon the financial condition of the Company.


5. EMPLOYEE BENEFIT PLANS

     UPS maintains several defined benefit plans (the ''Plans''). The Plans are noncontributory and include all employees who meet certain minimum age and years of service requirements, except those employees covered by certain multi-employer plans provided for under collective bargaining agreements.

     The Plans provide for retirement benefits based on either service credits or average compensation levels earned by employees prior to retirement. The Plans' assets consist primarily of publicly traded stocks and bonds and include approximately 13.5 million and 13.3 million shares of UPS common stock at December 31, 1998 and 1997, respectively. UPS's funding policy is consistent with relevant federal tax regulations. Accordingly, UPS contributes amounts deductible for federal income tax purposes.

     UPS sponsors postretirement medical plans that provide health care benefits to its retirees who meet certain eligibility requirements and who are not otherwise covered by multi-employer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a Company-sponsored plan pursuant to collective bargaining. The Company has the right to modify or terminate certain of these plans. In many cases, these benefits have been provided to

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

retirees on a noncontributory basis; however, in certain cases, employees are required to contribute towards the cost of the coverage.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets and a statement of funded status as of September 30, with certain amounts included in the balance sheet as of December 31 (in millions):



                                                                                                            Postretirement
                                                                      Pension Benefits                     Medical Benefits
                                                                ------------------------------      --------------------------
                                                                    1998              1997             1998             1997
                                                                ------------       -----------      -----------       ---------
Change in Benefit Obligation
Net benefit obligation at beginning of year..................        $3,311            $2,678           $1,139            $1,096
Service cost.................................................           147               108               39                41
Interest cost................................................           260               220               86                89
Plan amendments..............................................            60                98              (24)              (29)
Actuarial (gain) loss........................................           518               296               18               (17)
Gross benefits paid..........................................           (93)              (89)             (46)              (41)
                                                                     ------            ------           ------            ------
Net benefit obligation at end of year........................         4,203             3,311            1,212             1,139
                                                                     ------            ------           ------            ------

Change in Plan Assets
Fair value of plan assets at October 1, 1997.................         3,856             2,768              291               237
Actual return on plan assets.................................            53               768                3                53
Employer contributions.......................................           114               409               42                42
Gross benefits paid..........................................           (93)              (89)             (46)              (41)
                                                                     ------            ------           ------            ------
Fair value of plan assets at September 30, 1998..............         3,930             3,856              290               291
                                                                     ------            ------           ------            ------

Funded status at end of year.................................          (273)              545             (922)             (848)
Unrecognized net actuarial (gain) loss.......................           280              (495)             (24)              (65)
Unrecognized prior service cost..............................           305               224              (23)                2
Unrecognized net transition obligation.......................            19                71                -                 -
                                                                     ------            ------           ------            ------
Net asset (liability) recorded at end of year................        $  331            $  345           $ (969)           $ (911)
                                                                     ======            ======           ======            ======

  Net periodic benefit cost for the years ended December 31 included the following components (in millions):




                                                                                                   Postretirement
                                                            Pension Benefits                      Medical Benefits
                                                         -----------------------               -----------------------
                                                        1998       1997      1996             1998       1997      1996
                                                      --------   --------   -------         --------   --------   -------

Service cost......................................      $147        $108       $109            $39         $41        $37
Interest cost.....................................       260         220        203             86          89         82
Expected return on assets.........................      (310)       (240)      (202)           (26)        (21)       (18)
Amortization of:
   Transition obligation..........................         8           4          4              -           -          -
   Prior service cost.............................        23          11         11              1           3          3
   Actuarial loss.................................         -           -          2              -           -          1
                                                        ----        ----       ----           ----        ----       ----
Net periodic benefit cost.........................      $128        $103       $127           $100        $112       $105
                                                        ====        ====       ====           ====        ====       ====

  The significant assumptions used in the measurement of the Company's benefit obligations are as follows:

                                                                                             1998       1997       1996
                                                                                           --------   --------   --------
Expected long-term rate of earnings on plan assets  ....................................       9.5%       9.5%       9.5%
Discount rate  .........................................................................      6.75%       7.5%       8.0%
Rate of increase in future compensation levels for pension benefits  ...................       4.0%       4.0%       4.0%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

  Future postretirement medical benefit costs were forecasted assuming an initial annual increase of 6.0% for pre-65 medical costs and an increase of 5.0% for post-65 medical costs, decreasing to 5.0% for pre-65 and 4.0% for post-65 by the year 2000 and with consistent annual increases at those ultimate levels thereafter.

  Assumed health care cost trends have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects (in millions):

                                                                                   1% Increase         1% Decrease
                                                                                 ----------------   -----------------
Effect on total of service and interest cost components.......................         $10               $(10)
Effect on postretirement benefit obligation...................................         $94               $(94)

  UPS also contributes to several multi-employer pension plans for which the above information is not determinable. Amounts charged to operations for pension contributions to these multi-employer plans were $757, $597 and $652 million during 1998, 1997 and 1996, respectively.

  UPS also contributes to several multi-employer health and welfare plans which cover both active and retired employees for which the above information is not determinable. Amounts charged to operations for contributions to multi-employer health and welfare plans were $458, $448 and $441 million during 1998, 1997 and 1996, respectively.

  UPS also sponsors a defined contribution plan for all employees not covered under collective bargaining agreements. Beginning January 1, 1998, the Company matched, in shares of UPS common stock, a portion of the participating employees' contributions. Matching contributions charged to expense were $49 million for 1998.

6. MANAGEMENT INCENTIVE PLANS

     UPS maintains the UPS Managers Incentive Plan. Persons earning the right to receive awards are determined annually by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Awards consist primarily of UPS common stock and cash equivalent to the tax withholdings on such awards. The total of all such awards is limited to 15% of consolidated income before income taxes for the 12-month period ending each September 30, exclusive of gains and losses from the sale of real estate and stock of subsidiaries and the effect of certain other nonrecurring transactions or accounting changes. Amounts charged to operations were $448, $244 and $324 million during 1998, 1997 and 1996, respectively.

     As a result of the reclassification of Common Stock Held for Stock Plans discussed in Note 1, the Company recorded $263 million of the $448 million 1998 Managers Incentive Plan award that was distributed in UPS common stock in February 1999, as Additional Paid-In Capital.

     UPS maintains fixed stock option plans under which options are granted to purchase shares of UPS common stock at the current price of UPS shares as determined by the Board of Directors on the date of option grant. UPS applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recorded for the grant of stock options during 1998, 1997 or 1996. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options granted in 1998, 1997 and 1996 is amortized to expense over the vesting period of the options.

     The pro forma information is as follows (in millions except per share amounts):


                                                                                               1998     1997     1996
                                                                                              ------   ------   ------
   Net income................................................................   As reported   $1,741    $ 909   $1,146
                                                                                Pro forma     $1,734    $ 904   $1,143
   Basic earnings per share..................................................   As reported   $ 3.18    $1.65   $ 2.06
                                                                                Pro forma     $ 3.17    $1.64   $ 2.05
   Diluted earnings per share................................................   As reported   $ 3.14    $1.63   $ 2.03
                                                                                Pro forma     $ 3.13    $1.62   $ 2.03

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $3.60, $5.24 and $3.80, respectively, using the minimum value method for nonpublic entities specified by FAS 123. The assumptions used, by year, are as follows:


                                                                                              1998     1997     1996
                                                                                             ------   ------   ------
Semiannual dividend per share.............................................................   $0.45    $0.35    $0.35
Risk-free interest rate...................................................................    5.56%    6.73%    6.05%
Expected life in years....................................................................       5        5        5

     Persons earning the right to receive stock options are determined each year by either the Officer Compensation Committee or the Salary Committee of the UPS Board of Directors. Options covering a total of 30 million common shares may be granted during the five-year period ending in 2001 under the UPS 1996 Stock Option Plan. Except in the case of death, disability or retirement, options are exercisable only during a limited period after the expiration of five years from the date of grant but are subject to earlier cancellation or exercise under certain conditions.

     Following is an analysis of options for shares of common stock issued and outstanding:

                                                                                             Weighted Average   Number of Shares
                                                                                             ----------------   -----------------
                                                                                              Exercise Price     (in thousands)
                                                                                             ----------------   -----------------
Outstanding at January 1, 1996............................................................             $19.16             19,333
Exercised.................................................................................             $15.25             (3,474)
Granted...................................................................................             $27.00              3,322
Canceled..................................................................................             $21.64               (225)
                                                                                                                          ------
Outstanding at December 31, 1996..........................................................             $21.21             18,956
Exercised.................................................................................             $16.50             (3,956)
Granted...................................................................................             $29.75              3,262
Canceled..................................................................................             $22.72               (313)
                                                                                                                          ------
Outstanding at December 31, 1997..........................................................             $23.77             17,949
Exercised.................................................................................             $18.75             (3,894)
Granted...................................................................................             $32.00              4,150
Canceled..................................................................................             $24.75               (220)
                                                                                                                          ------
Outstanding at December 31, 1998..........................................................             $26.74             17,985
                                                                                                       ======             ======


     No options were exercisable at December 31, 1998, 1997 or 1996. The following table summarizes information about stock options outstanding at December 31, 1998:


              Number of                           Weighted Average
                Shares                             Remaining Life                         Weighted Average
            (in thousands)                           (in years)                            Exercise Price
          ----------------                     --------------------                      ------------------
                3,823                                    0.3                                    $21.25
                3,721                                    1.3                                    $23.75
                3,154                                    2.3                                    $27.00
                3,168                                    3.3                                    $29.75
                4,119                                    4.3                                    $32.00
          ----------------
                17,985                                   2.3                                    $26.74
          ================                               ===                                    ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

7. INCOME TAXES

     The provision for income taxes for the years ended December 31 consists of the following (in millions):


                                                                                         1998       1997        1996
                                                                                       --------   ---------   --------
Current:
   Federal  ........................................................................     $  917       $ 455      $ 333
   State  ..........................................................................        127          76         71
                                                                                         ------       -----      -----
       Total Current  ..............................................................      1,044         531        404
                                                                                         ------       -----      -----
Deferred:
   Federal  ........................................................................        104         100        324
   State  ..........................................................................         13          13         36
                                                                                         ------       -----      -----
       Total Deferred  .............................................................        117         113        360
                                                                                         ------       -----      -----
       Total  ......................................................................     $1,161       $ 644      $ 764
                                                                                         ======       =====      =====

     Income before income taxes includes losses of international subsidiaries of $20, $70 and $160 million for 1998, 1997 and 1996, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31 consists of the following:

                                                                                        1998         1997        1996
                                                                                    ------------   ---------   --------
Statutory federal income tax rate................................................          35.0%       35.0%      35.0%
State income taxes (net of federal benefit)......................................           3.1         3.7        3.8
Other............................................................................           1.9         2.8        1.2
                                                                                           ----        ----       ----
Effective income tax rate........................................................          40.0%       41.5%      40.0%
                                                                                           ====        ====       ====

     Deferred tax liabilities and assets are comprised of the following at December 31 (in millions):

                                                                                                1998          1997
                                                                                             -----------   -----------
Excess of tax over book depreciation  .....................................................      $1,957        $1,727
Pension plans.  ...........................................................................         265           300
Prepaid health and welfare  ...............................................................         124           131
Leveraged leases  .........................................................................          62            87
Other  ....................................................................................         400           402
                                                                                                 ------        ------

Gross deferred tax liabilities  ...........................................................       2,808         2,647
                                                                                                 ------        ------

Other postretirement benefits  ............................................................         407           377
Loss carryforwards (international)  .......................................................         308           322
Insurance reserves  .......................................................................         104            74
Other  ....................................................................................         229           229
                                                                                                 ------        ------

Gross deferred tax assets  ................................................................       1,048         1,002
Deferred tax assets valuation allowance  ..................................................        (308)         (322)
                                                                                                 ------        ------

Net deferred tax assets  ..................................................................         740           680
                                                                                                 ------        ------

Net deferred tax liability  ...............................................................      $2,068        $1,967
                                                                                                 ======        ======

     The valuation allowance decreased $14 million and $43 million during the years ended December 31, 1998 and 1997, respectively.

     UPS has international loss carryforwards of approximately $698 million as of December 31, 1998. Of this amount, $324 million expires in varying amounts through 2008. The remaining $374 million may be carried forward indefinitely. These international loss carryforwards have been fully reserved in the deferred tax assets valuation allowance due to the uncertainty resulting from a lack of previous international taxable income within certain international tax jurisdictions. In addition, a portion of these losses has been deducted on the U.S. tax return, which could affect the amount of any future benefit.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

8. DEFERRED TAXES, CREDITS AND OTHER LIABILITIES

     Deferred taxes, credits and other liabilities, as of December 31, consist of the following (in millions):


                                                                                                  1998        1997
                                                                                                ---------   ---------
Deferred federal and state income taxes .................................................          $1,954      $1,829
Insurance reserves ......................................................................             704         606
Other credits and noncurrent liabilities ................................................             359         498
                                                                                                   ------      ------
                                                                                                   $3,017      $2,933
                                                                                                   ======      ======

9. OTHER OPERATING EXPENSES

     The major components of other operating expenses for the years ended December 31 are as follows (in millions):


                                                                                          1998       1997       1996
                                                                                        --------   --------   --------
Repairs and maintenance..............................................................     $  864     $  804     $  823
Depreciation and amortization........................................................      1,112      1,063        964
Purchased transportation.............................................................      1,519      1,374      1,306
Fuel.................................................................................        604        736        685
Other occupancy......................................................................        375        395        388
Other expenses.......................................................................      2,878      3,099      2,847
                                                                                          ------     ------     ------
                                                                                          $7,352     $7,471     $7,013
                                                                                          ======     ======     ======

10. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is managed based on two primary segments of operation: package and non-package. Package operations represent the core business of the Company and are broken down into regional levels worldwide. Regional operations managers are responsible for both domestic and export operations within their geographic region with the exception of the U.S., which is further divided between U.S. domestic and U.S. export operations. International package operations include U.S. export operations as a separate geographic region. Non-package operations, which include the UPS Logistics Group, are distinct from package operations and are thus managed and reported separately. Based on the requirements of FAS 131, reportable segments include U.S. domestic package operations, international package operations and non-package operations.

     In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is before interest expense, interest income, other non-operating gains and losses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies (Note 1), with certain expenses allocated between the segments using activity-based costing methods.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES

     Segment information as of, and for the years ended December 31, is as follows (in millions):


                                                                 1998                    1997                     1996
                                                         -----------------       -----------------        -----------------
U.S. Domestic Package:
     Revenue.............................................          $20,650                 $18,868                  $18,881
     Operating profit....................................          $ 2,899                 $ 1,654                  $ 2,181
     Assets..............................................          $11,225                 $10,985                  $ 9,958

  International Package:
     Revenue.............................................          $ 3,237                 $ 2,934                  $ 2,989
     Operating profit/(loss).............................          $    56                 $   (67)                 $  (281)
     Assets..............................................          $ 2,325                 $ 2,051                  $ 2,053

  Non-Package:
     Revenue.............................................          $   901                 $   656                  $   498
     Operating profit....................................          $   135                 $   111                  $   129
     Assets..............................................          $ 1,824                 $ 1,858                  $ 1,861

  Consolidated:
     Revenue.............................................          $24,788                 $22,458                  $22,368
     Operating profit....................................          $ 3,090                 $ 1,698                  $ 2,029
     Assets..............................................          $17,067                 $15,912                  $14,954

     Non-package operating profit included $102, $111 and $129 million for 1998, 1997 and 1996, respectively, of intersegment profit with a corresponding amount of operating expense included in the U.S. domestic package segment.
Consolidated assets include $1.693, $1.018 and $1.082 billion for 1998, 1997 and 1996, respectively, which are not allocated to individual segments.

     Revenue by product type for the years ended December 31, is as follows (in millions):


                                                       1998                 1997                 1996
                                                  ---------------      ---------------      ---------------
  Letters and packages..........................      $23,887             $21,802               $21,870
  Other.........................................          901                 656                   498
                                                      -------             -------               -------
                                                      $24,788             $22,458               $22,368
                                                      =======             =======               =======

     Geographic information as of, and for the years ended December 31, is as follows (in millions):


                                                                 1998                    1997                    1996
                                                         -----------------       -----------------       -----------------
  U.S.:
     Revenue.............................................        $22,252                 $20,238                 $20,108
     Long-lived assets...................................        $ 9,832                 $10,063                 $ 9,376
  International:
     Revenue.............................................        $ 2,536                 $ 2,220                 $ 2,260
     Long-lived assets...................................        $ 1,810                 $ 1,372                 $ 1,323
  Consolidated:
     Revenue.............................................        $24,788                 $22,458                 $22,368
     Long-lived assets...................................        $11,642                 $11,435                 $10,699

     Revenue, for geographic disclosure, is based on the location in which service originates. Long-lived assets include property, plant and equipment, long-term investments and goodwill.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES


11. MARKETABLE SECURITIES

     The following is a summary of marketable securities at December 31, 1998 (in millions):


                                                              Gross Unrealized     Gross Unrealized        Estimated
                                                                    Gains               Losses                Fair
                                                 Cost                                                        Value

                                         --------------------------------------------------------------------------------
U.S. government securities...............              $194                  $2           $ -                $196
U.S. corporate securities................               188                   2             -                 190
Other debt securities....................                 2                   -             -                   2
                                         --------------------------------------------------------------------------------
     Total debt securities...............               384                   4             -                 388
Equity securities........................                 6                   -             5                   1
                                         --------------------------------------------------------------------------------
                                                       $390                  $4            $5                $389
                                         ================================================================================

     The gross realized gains on sales of marketable securities totaled $6 million, and the gross realized losses totaled $1 million. The net adjustment to unrealized holding losses on marketable securities included in other comprehensive income, and as a separate component of shareowners' equity, totaled $1 million.

     The amortized cost and estimated fair value of marketable securities at December 31, 1998, by contractual maturity, are shown below (in millions). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                                                             Estimated
                                                                   Cost                      Fair Value
                                                      ----------------------------------------------------------

Due in one year or less...............................            $ 44                           $ 44
Due after one year through three years................              66                             67
Due after three years through five years..............             156                            159
Due after five years..................................             118                            118
                                                      ----------------------------------------------------------
                                                                   384                            388
Equity securities.....................................               6                              1
                                                      ---------------------------------------------------------
                                                                  $390                           $389
                                                      ==========================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service of America, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           United Parcel Service of America, Inc.
                           (Registrant)


                           By:  /s/ JAMES P. KELLY
                              ---------------------
                              James P. Kelly
                              Chairman of the Board and Chief Executive Officer

Date:  March 30, 1999

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

                 Signature                                    Title                         Date
                 ---------                                    -----                         ----

/s/ JOHN W. ALDEN                              Vice Chairman of the Board, Senior
--------------------------------------------   Vice President and Director            March 30, 1999
John W. Alden

                                               Director
--------------------------------------------
William H. Brown, III

/s/ ROBERT J. CLANIN                           Senior Vice President, Chief           March 30, 1999
--------------------------------------------   Financial Officer, Treasurer and
Robert J. Clanin                               Director (Principal Financial and
                                               Accounting Officer)

/s/ MICHAEL L. ESKEW                           Senior Vice President and Director     March 30, 1999
--------------------------------------------
Michael L. Eskew

/s/ JAMES P. KELLY                             Chairman of the Board, Chief           March 30, 1999
--------------------------------------------   Executive Officer and Director
James P. Kelly                                 (Principal Executive Officer)

-------------------------------------------    Director
Ann M. Livermore

------------------------------------------     Director
Gary E. MacDougal

/s/ JOSEPH R. MODEROW                          Senior Vice President, Secretary       March 30, 1999
--------------------------------------------   and Director
Joseph R. Moderow

                                               Director
--------------------------------------------
Kent C. Nelson

-------------------------------------------    Director
Victor A. Pelson

-------------------------------------------    Director
John W. Rogers

/s/ CHARLES L. SCHAFFER                        Senior Vice President and Director     March 30, 1999
--------------------------------------------
Charles L. Schaffer



/s/ LEA N. SOUPATA                             Senior Vice President and Director     March 30, 1999
----------------------------
Lea N. Soupata

----------------------------                   Director
Robert M. Teeter

/s/ THOMAS H. WEIDEMEYER                       Senior Vice President and Director     March 30, 1999
----------------------------
Thomas H. Weidemeyer

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ___________________


                                    EXHIBITS

                                       TO

                                   FORM 10-K
                                 ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998


                             _____________________


                             UNITED PARCEL SERVICE
                                OF AMERICA, INC.

                                 EXHIBIT INDEX

(3)    Articles of Incorporation and Bylaws
       (a)  Restated Certificate of Incorporation                 Incorporated by Reference to Exhibit 4(iv)
            of UPS                                                to Form S-8 Registration Statement (No.
                                                                  33-19622)
       (b)  Bylaws of UPS, as amended through                     Incorporated by Reference to Current Report
            February 26, 1998                                     on Form 8-K filed March 4, 1998
(4)    Instruments defining the rights of security
       holders, including indentures
       (a)   Specimen Certificate of Capital Stock                Incorporated by Reference to Exhibit 3(a) to
             of UPS                                               Form 10, as filed April 29, 1970
       (b)  UPS Managers Stock Trust Agreement, as                Incorporated by Reference to Exhibit 4(b) to
            amended and restated                                  Post-Effective Amendment No. 1 to
                                                                  Registration Statement on Form S-3 (No.
                                                                  33-54297)
       (c)  Specimen Certificate of 8 3/8% Debentures             Incorporated by Reference to Exhibit 4(c) to
            due April 1, 2020                                     Registration Statement No. 33-32481, filed
                                                                  December 7, 1989
       (d)  Indenture relating to 8 3/8% Debentures due           Incorporated by Reference to Exhibit 4(c) to
            April 1, 2020                                         Registration Statement No. 33-32481, filed
                                                                  December 7, 1989
       (e)   UPS Employees Stock Trust Agreement                  Incorporated by Reference to Exhibit 4(iv)
                                                                  to Registration Statement on Form S-8 (No.
                                                                  33-62169) as filed August 28, 1995
       (f)  Specimen Certificate of $166,000,000 of               Available to the Commission upon request
            3.25% Swiss Franc Notes due October 22, 1999
       (g)  Indenture relating to $166,000,000 of                 Available to the Commission upon request
            3.25% Swiss Franc Notes due October 22, 1999
       (h)  Specimen Certificate of Sterling 100                  Available to the Commission upon request
            million of 6.875% Notes due 2000
       (i)  Indenture relating to Sterling 100                    Available to the Commission upon request
            million of 6.8755 Note due 2000
       (j)  Specimen Certificate of $500,000,000 of               Available to the Commission upon request
            Temporary and Permanent Global Notes in
            connection with the European medium term
            note program
       (k)  Indenture relating to the $500,000,000                Available to the Commission upon request
            European Medium term note program
       (l)  Specimen Certificate of Exchange Offer                Incorporated by Reference to Exhibit T-3C to
            Notes Due 2030                                        Form T-3 filed December 18, 1997
       (m)  Indenture relating to Exchange Offer                  Incorporated by Reference to Exhibit T-3C to
            Notes Due 2030                                        Form T-3 filed December 18, 1997
       (n)  Specimen Certificate of $200,000,000 of               Available to the Commission upon request
            6.625% Euro Notes due April 25, 2001
       (o)  Indenture relating to $200,000,000 of                 Available to the Commission upon request
            6.625% Euro Notes due April 25, 2001
       (p)  Specimen Certificate of $300,000,000 of               Available to the Commission upon request
            6.25% Euro Notes due July 7, 2000
       (q)  Indenture relating to $300,000,000 of                 Available to the Commission upon request
            6.25% Euro Notes due July 7, 2000
       (r)  Specimen Certificate of $1,000,000,000                Available to the Commission upon request
            of Temporary and Permanent Global Notes in
            connection with the European medium term
            note program
       (s)  Indenture relating to the                             Available to the Commission upon request
            $1,000,000,000 European medium term note
            program
       (t)  Indenture relating to $2,000,000,000 of               Incorporated by Reference to Exhibit 4.1 to
            debt securities                                       Pre-Effective Amendment No. 1 to
                                                                  Registration Statement on Form S-3 (No.
                                                                  333-08369) as filed January 26, 1999
       (u)  Subscription Agreement - Cash Purchase                Filed herewith as Exhibit 4(u)
       (v)  Subscription Agreement - Eligible Fiduciaries         Filed herewith as Exhibit 4(v)

(10)   Material Contracts
       (a)  UPS Thrift Plan, as Amended and
            Restated January 1, 1976, including
            Amendment Nos. 1 and 2
           (1)  Amendment No. 3 to the UPS Thrift Plan            Incorporated by Reference to Exhibit 20(b)
                                                                  to 1980 Annual Report on Form 10-K
           (2)  Amendment No. 4 to the UPS Thrift Plan            Incorporated by Reference to Exhibit 20(b)
                                                                  to 1981 Annual Report on Form 10-K


       (3)  Amendment No. 5 to the UPS Thrift Plan     Incorporated by Reference to Exhibit 19(b)
                                                       to 1983 Annual Report on Form 10-K
       (4)  Amendment No. 6 to the UPS Thrift Plan     Incorporated by Reference to Exhibit
                                                       10(a)(4) to 1985 Annual Report on Form 10-K
       (5)  Amendment No. 7 to the UPS Thrift Plan     Incorporated by Reference to Exhibit
                                                       10(a)(5) to 1985 Annual Report on Form 10-K
       (6)  Amendment No. 8 to the UPS Thrift Plan     Incorporated by Reference to Exhibit
                                                       10(a)(6) to 1987 Annual Report on Form 10-K
       (7)  Amendment No. 9 to the UPS Thrift Plan     Incorporated by Reference to Exhibit
                                                       10(a)(7) to 1987 Annual Report on Form 10-K
       (8)  Amendment No. 10 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(8) to 1990 Annual Report on Form 10-K
       (9)  Amendment No. 11 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(9) to 1991 Annual Report on Form 10-K
       (10) Amendment No. 12 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(10) to 1991 Annual Report on Form 10-K
       (11) Amendment No. 13 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(11) to 1991 Annual Report on Form 10-K
       (12) Amendment No. 14 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(12) to 1991 Annual Report on Form 10-K
       (13) Amendment No. 15 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(13) to 1992 Annual Report on Form 10-K
       (14) Amendment No. 16 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(14) to 1993 Annual Report on Form 10-K
       (15) Amendment No. 17 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(15) to 1993 Annual Report on Form 10-K
       (16) Amendment No. 18 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(16) to 1994 Annual Report on Form 10-K
       (17) Amendment No. 19 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(17) to 1994 Annual Report on Form 10-K
       (18) Amendment No. 20 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(18) to 1995 Annual Report on Form 10-K
       (19) Amendment No. 21 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(19) to 1995 Annual Report on Form 10-K
       (20) Amendment No. 22 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(20) to 1996 Annual Report on Form 10-K
       (21) Amendment No. 23 to the UPS Thrift Plan    Incorporated by Reference to Exhibit
                                                       10(a)(21) to 1996 Annual Report on Form 10-K
  (b)  UPS Retirement Plan (including                  Incorporated by Reference to Exhibit 9 to
       Amendments 1 through 4).                        1979 Annual Report on Form 10-K
       (1)  Amendment No. 5 to the UPS Retirement      Incorporated by Reference to Exhibit 20(a)
            Plan                                       to 1980 Annual Report on Form 10-K
       (2)  Amendment No. 6 to the UPS Retirement      Incorporated by Reference to Exhibit 19(a)
            Plan                                       to 1983 Annual Report on Form 10-K
       (3)  Amendment No. 7 to the UPS Retirement      Incorporated by Reference to Exhibit
            Plan                                       10(b)(3) to 1984 Annual Report on Form 10-K
       (4)  Amendment No. 8 to the UPS Retirement      Incorporated by Reference to Exhibit
            Plan                                       10(b)(4) to 1985 Annual Report on Form 10-K
       (5)  Amendment No. 9 to the UPS Retirement      Incorporated by Reference to Exhibit
            Plan                                       10(b)(5) to 1985 Annual Report on Form 10-K
       (6)  Amendment No. 10 to the UPS Retirement     Incorporated by Reference to Exhibit 19(a)
            Plan                                       to 1988 Annual Report on Form 10-K
       (7)  Amendment No. 11 to the UPS Retirement     Incorporated by Reference to Exhibit 19(b)
            Plan                                       to 1988 Annual Report on Form 10-K
       (8)  Amendment No. 12 to the UPS Retirement     Incorporated by Reference to Exhibit
            Plan                                       10(b)(8) to 1989 Annual Report on Form 10-K
       (9)  Amendment No. 13 to the UPS Retirement     Incorporated by Reference to Exhibit
            Plan                                       10(b)(9) to 1989 Annual Report on Form 10-K
       (10) Amendment No. 14 to the UPS Retirement     Incorporated by Reference to Exhibit
            Plan                                       10(b)(10) to 1990 Annual Report on Form 10-K
       (11) Amendment No. 15 to the UPS Retirement     Incorporated by Reference to Exhibit
            Plan                                       10(b0(11) to 1992 Annual Report on Form 10-K



       (12) Amendment No. 16 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(12) to 1994 Annual Report on Form 10-K
       (13) Amendment No. 17 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(13) to 1994 Annual Report on Form 10-K
       (14) Amendment No. 18 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(14) to 1995 Annual Report on Form 10-K
       (15) Amendment No. 19 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(15) to 1995 Annual Report on Form 10-K
       (16) Amendment No. 20 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(16) to 1995 Annual Report on Form 10-K
       (17) Amendment No. 21 to the UPS Retirement         Incorporated by Reference to Exhibit
            Plan                                                10(b)(17) to 1996 Annual Report on Form 10-K
       (18) Amendment No. 22 to the UPS Retirement         Incorporate by Reference to Exhibit
            Plan                                                10(b)(18) to 1997 Annual Report on Form 10-K
       (19) Amendment No. 23 to the UPS Retirement         Filed herewith as Exhibit 10(b)(19)
            Plan                                           Incorporated by Reference to Definitive
       (c)  UPS Managers Incentive Plan (as amended)            Proxy Statement for 1992 Special Meeting of
                                                           Shareholders
       (d)  Indemnification Contracts or                   Incorporated by Reference to Item 8 of Form
            Arrangements                                        10, as filed April 29, 1970
       (e)  Agreement of Sale between Delaware             Incorporated by Reference to Exhibit 10(m)
            County Industrial Development Authority             to 1985 Annual Report on Form 10-K
            and Penallen Corporation, dated as of December
            1, 1985; Remarketing Agreement, dated as of
            December 1, 1985, among United Parcel
            Service of America, Inc., Penallen
            Corporation and Salomon Brothers Inc.;
            Guarantee Agreement, dated as  of December
            1, 1985, between United Parcel Service of
            America, Inc. and Irving Trust  Company;
            Guarantee by United Parcel Service of
            America, Inc. to Delaware County Industrial
            Development Authority, dated as of December
            1, 1985.
       (f)  Receivables Purchase and Sale                  Incorporated by Reference to Exhibit 10(l)
            Agreement, dated as of November 24, 1987,           to 1987 Annual Report on Form 10-K
            among United Parcel Service, Inc., an Ohio
            corporation, United Parcel Service, Inc., a
            New York corporation, United Parcel Service
            of America, Inc., Cooperative Receivables
            Corporation and Citicorp North America, Inc.
       (g)  Receivables Purchase and Sale                  Incorporated by Reference to Exhibit 10(m)
            Agreement, dated as of November 24, 1987,           to 1987 Annual Report on Form 10-K
            among United Parcel Service, Inc., an Ohio
            corporation, United Parcel Service, Inc., a
            New York corporation, United Parcel Service
            of America, Inc., Citibank, N.A., and
            Citicorp North America, Inc.
       (h)  Membership Agreement, dated as of              Incorporated by Reference to Exhibit 10(n)
            November 24, 1987, by and between                   to 1987 Annual Report on Form 10-K
            Cooperative Receivables Corporation and
            United Parcel Service of  America, Inc.
       (i)  Amended and Restated Facility Lease            Incorporated by Reference to Exhibit 10(r)
            Agreement, dated as of November 6,1990,             to 1990 Annual Report on Form 10-K
            among Overseas Partners Leasing, Inc.,
            United Parcel Service General Services Co.
            and United Parcel Service of America, Inc.
       (j)  Amended and Restated Facility Lease            Incorporated by Reference to Exhibit 10(s)
           Agreement, dated as of November 6, 1990,             to 1990 Annual Report on Form 10-K
           among Overseas Partners Leasing, Inc.,
           United Parcel Service Co. and United Parcel
           Service of America, Inc.
       (k)  Agreement of Sale, dated as of December        Incorporated by Reference to Exhibit 10(t)
            28, 1989, between Edison Corporation and            to 1989 Annual Report on Form 10-K
            Overseas Partners Leasing, Inc.

       (l)  Assignment and Assumption Agreement,           Incorporated by Reference to Exhibit 10(u)
            dated as of December 28, 1989, between and          to 1989 Annual Report on Form 10-K
            among Edison Corporation, Overseas Partners
            Leasing, Inc., McBride Enterprises, Inc. and
            Ramapo Ridge-McBride Office Park.
       (m)  UPS Deferred Compensation Plan for             Incorporated by Reference to Exhibit 10(v)
            Non-Employee Directors.                             to 1990 Annual Report on Form 10-K
       (n)  UPS Retirement Plan for Outside                Incorporated by Reference to Exhibit 10(w)
            Directors.                                          to 1990 Annual Report on Form 10-K
       (o)  UPS Savings Plan, as Amended and               Incorporated by Reference to Exhibit 10(x)
            Restated, including Amendment Nos. 1-5.             to 1990 Annual Report on Form 10-K
            (1)  Amendment No. 6 to the UPS Savings Plan   Incorporated by Reference to Exhibit
                                                                10(x)(1) to 1990 Annual Report on Form 10-K
            (2)  Amendment No. 7 to the UPS Savings Plan   Incorporated by Reference to Exhibit
                                                                10(x)(2) to 1991 Annual Report on Form 10-K
            (3)  Amendment No. 8 to the UPS Savings Plan   Incorporated by Reference to Exhibit
                                                                10(x)(3) to 1992 Annual Report on Form 10-K
            (4)  Amendment No. 9 to the UPS Savings Plan   Incorporated by Reference to Exhibit
                                                                10(x)(4) to 1992 Annual Report on Form 10-K
            (5)  Amendment No. 10 to the UPS Savings Plan  Incorporated by Reference to Exhibit
                                                                10(x)(5) to 1992 Annual Report on Form 10-K
            (6)  Amendment No. 11 to the UPS Savings Plan  Incorporated by Reference to Exhibit
                                                                10(x)(6) to 1994 Annual Report on Form 10-K
            (7)  Amendment No. 12 to the UPS Savings Plan  Incorporated by Reference to Exhibit
                                                                10(x)(7) to 1994 Annual Report on Form 10-K
            (8)  Amendment No. 13 to the UPS Savings Plan  Incorporated by Reference to Exhibit
                                                                10(x)(8) to 1994 Annual Report on Form 10-K
            (9)  Amendment No. 14 to the UPS Savings Plan  Incorporated by Reference to Exhibit
                                                                10(x)(9) to 1994 Annual Report on Form 10-K
           (10)  Amendment No. 15 to the UPS Savings       Incorporated by Reference to Exhibit
                 Plan                                           10(x)(10) to 1994 Annual Report on Form 10-K
           (11)  Restatement Amendment No. 1 to the UPS    Incorporated by Reference to Exhibit
                 Savings Plan                                   10(x)(11) to 1996 Annual Report on Form 10-K
           (12)  Restatement Amendment No. 2 to the UPS    Incorporated by Reference to Exhibit
                 Savings Plan                                   10(x)(12) to 1995 Annual Report on Form 10-K
           (13)  Restatement Amendment No. 3 to the UPS    Incorporated by Reference to Exhibit
                 Savings Plan                                   10(o)(13) to 1996 Annual Report on Form 10-K
           (14)  Restatement Amendment No. 4 to the UPS    Incorporated by Reference to Exhibit
                 Savings Plan                                   10(o)(14) to 1996 Annual Report on Form 10-K
           (15)  Restatement Amendment No. 5 to the UPS    Incorporated by Reference to Exhibit
                 Savings Plan                                   10(o)(15) to 1996 Annual Report on Form 10-K
           (16)  Restatement Amendment No. 6 to the UPS    Incorporate by reference to Exhibit
                 Savings Plan                                   10(o)(16) to 1997 Annual Report on Form 10-K
       (p) Credit Agreement (364-Day Facility)             Incorporated by Reference to Exhibit 10(a)
           dated April 30, 1998 among United Parcel             to Quarterly Report on Form 10-Q for the
           Service of America, Inc., the initial                Quarter Ended March 30, 1998
           lenders named therein, CitiCorp Securities,
           Inc. as Co-Arranger and BancAmerica
           Robertson as Co-Arranger and Bank of America
           NT & SA., as Agent, and Citibank, N.A., as
           Agent.
       (q) Credit Agreement (Five-Year Facility)           Incorporated by Reference to Exhibit 10(b)
           dated April 30, 1998 among United Parcel             to the Quarterly Report on Form 10-Q for the
           Service of America, Inc., the initial                Quarter Ended March 30, 1998
           lenders named therein, Citicorp Securities,
           Inc. as Co-Arranger and BancAmerica
           Robertson as Co-Arranger and Bank of America
           NT & SA as Agent and Citibank, N.A., as
           Agent.
       (r) UPS 1991 Stock Option Plan (Amended and         Incorporated by Reference to Appendix A to
           Restated as of February 20, 1992)                    Definitive Proxy Statement for 1995 Annual
                                                                Meeting of Shareholders
       (s) UPS Excess Coordinating Benefit Plan            Incorporated by Reference by Exhibit 10(s)
                                                                to 1997 Annual Report on Form 10-K

       (t)  UPS 1997 Employees Stock Purchase Plan                     Incorporated by Reference to Exhibit 99 to the Form S-8
                                                                            Registration Statement No. 333-23971, as filed on
                                                                            March 26, 1997
       (u)  UPS 1997 Managers Stock Purchase Plan                      Incorporated by Reference to Exhibit 99 to the Form S-8
                                                                            Registration Statement No. 333-23971, as filed on
                                                                            March 26, 1997
            (1)  First Amendment to the UPS 1997 Managers Stock        Filed herewith as Exhibit 10(u)(1)
            Purchase Plan
       (v)  UPS 1996 Stock Option Plan, as amended and restated        Incorporated by Reference to Exhibit 10(a) to Quarterly
                                                                            Report on Form 10-Q for the Quarter ended September 30,
                                                                            1997
       (w)  UPS Qualified Stock Ownership Plan and Trust Agreement     Incorporated by Reference to Exhibit 4.1 to Registration
                                                                            Statement No. 333-67479, filed November 18, 1998


(21)     Subsidiaries of the Registrant                                 Filed herewith as Exhibit 21
(23)     Consent of Deloitte & Touche LLP                               Filed herewith as Exhibit 23
(27)     Financial Data Schedules                                       Filed with EDGAR version of this 1998 Annual Report on Form
                                                                        10-K