Form 10-Q
period 1999-03-31
UNITED PARCEL SERVICE OF AMERICA INC
filed 1999-05-13
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                      For the Quarter Ended March 31, 1999


                          Commission file number 0-4714


                     United Parcel Service of America, Inc.
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)


 Delaware                                                    95-1732075
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)


55 Glenlake Parkway, NE
--------------------------------------------------------------------------------
Atlanta, Georgia                                                  30328
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code (404) 828-6000


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, address and fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


YES   X       NO


                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)


                               564,746,283 shares
--------------------------------------------------------------------------------
                         Outstanding as of May 12, 1999

                      PART I. ITEM 1- FINANCIAL INFORMATION
            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (unaudited) and December 31, 1998
                       (In millions except share amounts)

ASSETS                                                  1999        1998
------                                                 ------      -----
CURRENT ASSETS:
      Cash and cash equivalents                      $ 2,795     $ 1,240
      Marketable securities                              480         389
      Accounts receivable                              2,677       2,713
      Prepaid employee benefit costs                     461         703
      Materials, supplies and other prepaid expenses     417         380
                                                      ------      ------
                  TOTAL CURRENT ASSETS                 6,830       5,425

PROPERTY,  PLANT AND  EQUIPMENT  (including  aircraft
      under  capitalized  lease obligations)- at
      cost, net of accumulated depreciation and
      amortization of $8,374 in 1999 and $8,170 in
      1998                                            11,420      11,384

OTHER ASSETS                                             248         258
                                                      ------      ------

                                                     $18,498     $17,067

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
      Commercial paper                               $   781     $     -
      Accounts payable                                 1,147       1,322
      Accrued wages and withholdings                   1,140       1,092
      Dividends payable                                    -         247
      Deferred income taxes                              107         114
      Current maturities of long-term debt               376         410
      Other current liabilities                          877         532
                                                      ------      ------
                  TOTAL CURRENT LIABILITIES            4,428       3,717

LONG-TERM DEBT (including capitalized lease
      obligations)                                     2,142       2,191
                                                      ------      ------

ACCUMULATED POSTRETIREMENT BENEFIT
   OBLIGATION, NET                                       993         969
                                                      ------      ------

DEFERRED TAXES, CREDITS AND OTHER LIABILITIES          3,089       3,017
                                                      ------      ------

SHAREOWNERS' EQUITY:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000                                       56          56
      Additional paid-in capital                         168         325
      Retained earnings                                7,779       7,280
      Accumulated other comprehensive income            (125)        (63)
                                                      ------      -------
                                                       7,878       7,598
      Treasury stock, at cost (745,911 and
        11,605,952 shares in 1999 and 1998)              (32)       (425)
                                                      ------      ------
                                                       7,846       7,173
                                                     $18,498     $17,067


                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1999 and 1998
                     (In millions except per share amounts)
                                   (unaudited)





                                               Three Months Ended
                                                  1999     1998

Revenue                                         $ 6,331  $ 5,859
                                                 ------   ------

Operating Expenses:
  Compensation and benefits                       3,652    3,471
  Other                                           1,813    1,748
                                                  -----   ------
                                                  5,465    5,219

Operating Profit                                    866      640
                                                    ---   ------

Other income and (expense):
  Investment income                                  31       14
  Interest expense                                  (49)     (58)
  Miscellaneous, net                                (16)       5
                                                    ---    -----
                                                    (34)     (39)

Income before income taxes                          832      601

Income                                              333      249
                                                    ---   ------


Net income                                      $   499  $   352
                                                 ======   ======

Basic Earnings Per Share                        $  0.90  $  0.64
                                                 ======   ======

Diluted Earnings Per Share                      $  0.88  $  0.64
                                                 ======   ======






                 See notes to consolidated financial statements.



            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                        Three Months Ended March 31, 1999
                                  (In millions)
                                   (unaudited)


                                                                Accumulated
                                        Additional                 Other                                   Total
                          Common Stock    Paid-In    Retained  Comprehensive  Treasury Stock, At Cost  Shareowners'
                         Shares  Amount   Capital    Earnings      Income       Shares        Amount       Equity
Balance, January 1, 1999   559     $56      $325     $7,280        $(63)          (12)         $(425)      $7,173
  Comprehensive income:
    Net income               -       -         -        499          -              -              -          499
    Foreign currency
      adjustments            -       -         -          -         (65)            -              -          (65)
    Unrealized gain on
      marketable             -       -         -          -           3             -              -            3
                                                                                                           ------
securities
  Comprehensive income                                                                                       $437
  Gain on issuance of
    treasury stock           -       -        31          -          -              -              -           31
  Stock award plans          -       -      (188)         -          -              7            287           99
  Treasury stock purchases   -       -         -          -          -             (5)          (216)        (216)
  Treasury stock issuances   -       -         -          -          -              9            322          322
                           ---     ---       ---        ---        ---              -            ---          ---

Balance, March 31, 1999    559     $56      $168     $7,779       $(125)          (1)          $ (32)      $7,846
                           ===     ===      ====     ======       =====           ===          =====       ======



                            See notes to consolidated financial statements.


            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                  (In millions)
                                   (unaudited)
                                                          1999      1998
Cash flows from operating activities:
      Net income                                        $  499    $  352
        Adjustments to reconcile net income to net
        cash provided from operating activities:
            Depreciation and amortization                  283       265
            Postretirement benefits                         24        25
            Deferred taxes, credits, and other              63       101
            Stock award plans                             (188)        -
            Changes in assets and liabilities:
               Accounts receivable                          36        48
               Prepaid employee benefit costs              242      (272)
               Materials, supplies and other
                 prepaid expenses                          (37)      (49)
               Accounts payable                           (175)      (85)
               Accrued wages and withholdings               48       (94)
               Dividends payable                          (247)     (191)
               Other current liabilities                   345       179
                                                         -----     -----

      Net cash from operating activities                   893       279
                                                         -----     -----

Cash flows from investing activities:
      Capital expenditures                                (214)     (290)
      Disposals of property, plant and equipment            12        90
      Purchases of marketable securities                  (487)        -
      Sales and maturities of marketable securities        399         -
      Construction funds in escrow                        (149)        -
      Other asset receipts                                   2        65
                                                         -----     -----

      Net cash (used in) investing activities             (437)     (135)
                                                         -----     -----

Cash flows from financing activities:
      Proceeds from borrowings                             959       128
      Repayments of borrowings                            (261)      (67)
      Purchases of treasury stock                         (216)     (227)
      Issuances of treasury stock pursuant to stock
        awards and employee stock purchase plans           609       188
      Other transactions                                    31         2
                                                         -----     -----

      Net cash from financing activities                 1,122        24
                                                         -----     -----

Effect of exchange rate changes on cash                    (23)       (4)
                                                         -----     -----

Net increase in cash and cash equivalents                1,555       164

Cash and cash equivalents:
      Beginning of period                                1,240       460
                                                         -----     -----

      End of period                                     $2,795    $  624
                                                         =====     =====

Cash paid during the period for:
      Interest (net of amount capitalized)              $   35    $   40
                                                         =====     =====
      Income taxes                                      $   26    $  132
                                                         =====     =====


                 See notes to consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

1. For interim consolidated financial statement purposes, UPS computes its tax provision on the basis of its estimated annual effective income tax rate, and provides for accruals under its various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs to develop or obtain computer software for internal use be capitalized. The Company adopted the new standard on January 1, 1999. Prior to adoption of SOP 98-1, the Company expensed all internal use software costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by $19 million or $.03 per share.

2. In the opinion of management, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):
                                                            1999    1998
Numerator:
   Numerator for basic and diluted earnings per share -
      net income                                           $  499  $  352
                                                           ======= ======

Denominator:
   Weighted-average shares- denominator for
      basic earnings per share                                556     546
Effect of dilutive securities:
   Additional contingent shares - Managers Incentive
      Plan                                                      4       3
   Stock option plans                                           4       3
                                                           ------- ------
Denominator for diluted earnings per share                    564     552
                                                           ======= ======

Basic earnings per share                                    $0.90   $0.64
                                                           ======= ======

Diluted earnings per share                                  $0.88   $0.64
                                                           ======= ======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

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

      In addition to package insurance, the IRS has raised a number of other issues relating to the timing of deductions; the characterization of expenses as capital rather than ordinary; and UPS's entitlement to the Investment Tax Credit and the Research Tax Credit in the 1985 through 1990 tax years. These issues total $12 million in tax for the 1983 and 1984 tax years, $88 million in tax for the 1985 through 1987 tax years, and $245 million in tax for the 1988 through 1990 tax years. Penalties and interest are in addition to these amounts. The majority of these adjustments would reverse in future years. The Company has filed a petition with the Tax Court for the 1985 through 1987 tax years and is currently in the process of preparing a petition to the Tax Court for the 1988 through 1990 tax years. The IRS may take positions similar to those described above for periods subsequent to 1990. Management believes the eventual resolution of the matters raised by the IRS will not result in a material adverse effect upon the financial condition of the Company.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (unaudited)

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

5. Segment information for the three months ended March 31, is as follows (in millions):

                                                     1999      1998
                                                   ---------  --------
U.S. Domestic Package:
   Revenue                                         $5,231     $4,892
   Operating profit                                  $765       $594

International Package:
   Revenue                                           $839       $761
   Operating profit                                   $44        $11

Non-Package:
   Revenue                                           $261       $206
   Operating profit                                   $25        $35

Consolidated:
   Revenue                                         $6,331     $5,859
   Operating profit                                  $866       $640


      Non-package operating profit included $27 and $24 million for the three months ended March 31, 1999 and 1998, respectively, of intersegment profit with a corresponding amount of operating expense included in the U.S. domestic package segment. Consolidated operating profit for the three months ended March 31, 1999 included $32 million of capitalized software costs that were not allocated to individual segments.


6. Certain prior period amounts have been reclassified to conform to the current period presentation.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

      For the three months ended March 31, 1999, revenue increased by $472 million, or 8.1%, in comparison with the three months ended March 31, 1998. U.S. domestic package revenue totaled $5.231 billion, an increase of $339 million, or 6.9%; international package revenue totaled $839 million, an increase of $78 million, or 10.2%; and non-package revenue totaled $261 million, an increase of $55 million, or 26.7%.

U.S. domestic package revenue increased primarily due to a 2.7% volume increase, improved product mix and higher yields. Volume for the Company's higher yielding express packages was up 6.4% for the quarter.

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

      The 10.2% increase in international package revenue was primarily attributable to volume growth for express and pan-European products and overall improvement in product mix. Although overall volume growth was relatively flat for international operations, all international operations posted volume increases for express products with an 18.9% increase in express volume in the Asia Pacific operation and a 19.4% increase in express and pan-European volume in the European operation.

      Operating expenses increased by $246 million, or 4.7%, while the operating ratio improved from 89.1 during 1998 to 86.3 during 1999. This improvement resulted primarily from containment of operating expense growth through better utilization of existing capacity and from continued corporate-wide cost containment efforts. Fuel costs during the first quarter of 1999 were also slightly lower in comparison with the prior year.

      Operating profit for the period increased $226 million, or 35.3%. U.S. domestic package operations accounted for $171 million of this increase. This was the result of revenues growing faster than associated operating costs due to the reasons discussed above. International package operating profit amounted to $44 million, an improvement of $33 million over the corresponding period of the prior year. A substantial portion of the improvement was due to the volume growth experienced in the Asia Pacific and European operations and containment of operating expense growth as discussed above.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Income before income taxes increased $231 million to $832 million primarily as a result of higher operating profit discussed above. Net income increased $147 million, or 41.8%, over the corresponding quarter of the prior year.

      The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Liquidity and Capital Resources

      UPS maintains a commercial paper program under which it is authorized to borrow up to $2.0 billion. As of March 31, 1999, UPS had an $881 million commercial paper balance outstanding. Since UPS does not have the intent to refinance the full commercial paper balance outstanding at March 31, 1999, $781 million has been classified as a current liability.

      In April 1999, UPS renegotiated and extended a credit agreement with a consortium of banks. This agreement provides a revolving credit facility of $1.25 billion which expires April 28, 2000. UPS also maintains an additional $1.25 billion revolving credit facility with a consortium of banks which expires April 30, 2003. There are currently no outstanding borrowings under either of these facilities.

      UPS has a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, UPS may, from time to time, issue notes denominated in a variety of currencies. There is currently $500 million available under this program.

      In January 1999, UPS filed a shelf registration with the SEC, under which UPS may issue debt in the U.S. marketplace of up to $2.0 billion. There is currently no debt issued under this shelf registration.

      In March 1999, the Regional Airport Authority of Louisville and Jefferson County, Kentucky, issued, on behalf of UPS, $149 million of Special Facilities Revenue Bonds due January 1, 2029. The proceeds from these bonds, which are held in escrow, will be used to finance a portion of the construction of a new automated sorting facility, "Hub 2000," in Louisville, Kentucky.

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

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of the Year 2000 Issue

Introduction

The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness

In 1995, UPS created a Year 2000 Committee tasked with evaluating the year 2000 issue and taking appropriate action to address the implications of the year 2000 issue for UPS. The Year 2000 Committee has developed and is implementing a comprehensive initiative (the "Initiative") to make its business critical information technology assets ("IT assets") (including embedded microprocessor systems incorporated into computer hardware and related software) and business critical non-IT assets (e.g., vehicles, facilities, equipment and their embedded microprocessor systems) year 2000 ready. The Initiative covers the following eight phases: (i) inventory of IT and non-IT assets, (ii) assessment of repair requirements, (iii) repair of IT and non-IT assets, (iv) unit and system integration testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data, (v) certification by users that IT and non-IT assets correctly handle dates and date-related data, (vi) selected verification by UPS internal auditors that phases (i) through (v) were properly completed for IT and non-IT assets, (vii) "end-to-end" testing of selected IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data, and (viii) creation of contingency plans in the event of year 2000 failures.

      Since UPS believes that the majority of its business critical IT assets are controlled by UPS's Information Services Group ("IS Group"), UPS began the implementation of the Initiative with these assets. Generally, an IT asset is considered to be business critical by UPS if its failure would have a material adverse effect on package movement, customer relations or UPS's financial condition, liquidity or results of operations, or if other factors (including regulatory requirements) require the characterization of the IT asset as business critical. This group includes, for example, but is not limited to, package tracking, billing, customer telephone service centers and UPS OnLine(R) automation systems.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As of April 30, 1999, (1) the first six phases of the Initiative had been completed for substantially all of the IT assets which are controlled by the IS Group; (2) the first five phases of the Initiative had been completed for approximately eighty-nine percent (89%) of the other assets covered by the Initiative (i.e., non-IT assets and IT assets controlled by all business functions other than the IS Group); and (3) the sixth phase of the Initiative is scheduled to be completed for a substantial majority of such other assets by the end of the second quarter of 1999.

      UPS has also contacted suppliers who provide both critical IT assets and other critical goods and services such as vehicles, fuel, packaging materials, and forms to (1) evaluate their year 2000 compliance plans and state of readiness and (2) determine whether year 2000-related events will impede the ability of such suppliers to continue to provide such goods and services. UPS has received assurances from substantially all suppliers of business critical IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data as the year 2000 is approached and reached. UPS has reviewed the responses received from these vendors to evaluate the accuracy and adequacy of the disclosures made by the vendors as to their Year 2000 compliance status. Moreover the majority of these assets are subject to evaluation under applicable phases of the Initiative as described above.

     In addition, UPS has sent letters to the vast majority of its suppliers of non-IT assets and IT assets controlled by business functions other than the IS Group. UPS is reviewing these responses to evaluate the assertions from the vendors as to their year 2000 compliance status and has elected to seek additional information from certain vendors. UPS is conducting interface testing between itself and vendors who transfer data directly with UPS.

      UPS intends to develop appropriate contingency plans for any material supplier that does not timely provide an adequate response to UPS. As a general matter, UPS is vulnerable to the inability of significant suppliers' to remedy their own year 2000 issues.

      UPS also relies, both domestically and internationally, upon government agencies, utility companies, telecommunication service companies and other service providers outside of UPS's control. As part of the Initiative, UPS is involved with several national and international associations to pursue common Year 2000 objectives. For example, UPS has been and remains involved, through its participation in the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), in a global and industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. In addition, UPS continues to monitor publicly available information describing the year 2000 compliance plans and status of UPS vendors. However, there is no assurance that suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on UPS's financial condition, liquidity or results of operations.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      UPS is aware that the media and other third parties have reported that Year 2000 compliance activity is generally considered to be further ahead in the United States than in other countries. UPS continues to monitor these reports and to evaluate the possible impact of Year 2000 events outside of the United States on UPS operations. Additionally, UPS has included contingency planning for international operations in its overall contingency planning process.

      UPS has also retained an independent  consultant  ("Consultant") to assess
(1) whether the Initiative, if appropriately implemented, can result in year 2000 readiness for UPS, and (2) whether UPS is progressing at an appropriate rate in its implementation of the Initiative. If the Consultant determines that the Initiative will not adequately lead to year 2000 readiness, the Consultant will provide recommendations for appropriately adjusting the Initiative. The Consultant continues its periodic review of UPS's progress.

Testing

As part of the Initiative, UPS maintains a testing program to determine whether its business critical IT and non-IT assets are year 2000 ready. UPS's testing program is conducted in three stages. The initial stage ("unit testing") consists of testing individual systems (units) for year 2000 readiness. Unit testing includes, for example, testing a particular application to ensure that it correctly manipulates dates and date-related data and properly operates in a year 2000 ready environment. Following successful completion of unit testing, a system will move into stage two ("integration testing"). This stage includes testing between systems units to ensure that this interface will correctly send and receive date-related data. Stages one and two are included in phase four of the overall Initiative. All business critical IT and non-IT assets are subject to the first two testing stages. After successful completion of phases four and five of the Initiative, certain tested assets are subject to independent review and verification by UPS internal auditors in phase six of the Initiative. Certain business critical IT and non-IT assets are also subject to the third stage of UPS's testing program ("end-to-end testing"). UPS is well into its end-to-end testing program for such assets and plans to complete substantially all such testing for business critical IT assets by the end of the second quarter of 1999 and for other assets by the end of the third quarter of 1999. UPS maintains a change management process to ensure that remediation efforts have not adversely affected functionality and to retest units or systems after changes where appropriate.

      UPS is presently deploying IT and non-IT assets that have completed at least the fifth phase of the Initiative and will continue that process throughout all of 1999. UPS has not deferred any major information technology project as a result of the implementation of the Initiative, although UPS may have incurred an opportunity cost in dedicating resources to Year 2000 compliance activity rather than other endeavors. UPS has elected to limit the deployment of new releases, upgrades or implementation of information technology assets from October 1, 1999 through January 31, 2000, to facilitate its ability to manage year 2000 related concerns.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs to Address the Year 2000 Issue

As of March 31, 1999, UPS estimates that it has spent approximately $66 million on implementation of the Initiative with the majority of the work being performed by UPS employees. A majority of these costs have been incurred in repairing software components. UPS expects to spend an estimated additional $40 million to complete the Initiative.

      These costs do not yet include all of the costs of preparing or implementing Year 2000 contingency plans currently under development. Presently, UPS estimates that it will incur approximately $3 million to $5 million in out-of-pocket costs in connection with its contingency planning efforts.
Additionally, a portion of the salary and benefits payable to UPS employees assigned to contingency planning activities will be allocated to Year 2000 costs. UPS currently expects that its Year 2000 contingency plans will call for UPS employees to be involved in such contingency planning activities as command center staffing, plan implementation at operating locations and the additional testing of IT and non-IT assets before and during the millenium weekend.

      UPS is also incurring costs in connection with the assessment and remediation of IT assets and non-IT assets which are not business critical. Management believes that the costs associated with such activities are significantly less than the costs of the Initiative.

      The cost information provided above represents management's best estimates and may be revised as additional information becomes available. UPS intends to fund all costs associated with its year 2000 efforts from operations.

Risks Presented by the Year 2000 Issue

The failure by UPS to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to UPS's business activities to appropriately address their year 2000 issues, could have a material adverse effect on UPS's financial condition, liquidity or results of operations. To date, UPS has not identified any material IT or non-IT assets critical to UPS operations that present a material risk of not being year 2000 ready or that cannot be replaced with a suitable alternative. However, as the Initiative proceeds, it is possible that UPS may identify assets or third party providers that do present a risk of a year 2000-related disruption. Although there is inherent uncertainty in the year 2000 problem, UPS expects that the Initiative will significantly reduce UPS's level of uncertainty about its year 2000 issues. At this point, UPS believes that its most reasonably likely worst case scenario will result from challenges presented by year 2000 disruptions experienced by third parties, such as suppliers, customers or government agencies. UPS is particularly focused on possible concerns with the Year 2000 compliance status of third parties located outside of the United States, such as air traffic control systems, customs brokerages, international airports, utility service providers, governmental support structure and the like. A significant disruption in services provided by such a third party could have a material adverse impact on UPS's financial condition, liquidity or results of operations.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingency  Plans

UPS has established a Contingency Plan Committee to monitor and address the development of contingency plans for UPS's at risk business functions. The Initiative calls for UPS to conduct risk assessment reviews to determine whether a contingency plan should be developed. Under this process, a contingency plan may be required for reasons other than an expectation of failure, such as, for example, the importance of a business process. Certain business units have completed various risk assessment reviews and are in the process of developing year 2000 contingency plans required by such reviews. In addition, UPS maintains and deploys contingency plans designed to address various other potential business interruptions as a normal course of business. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

      UPS has also elected to establish Command and Control Centers at key UPS operational locations and at other regional centers of operations, to facilitate management of year 2000 events.


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

                                                PART II


Item 6 - Exhibits and Reports on Form 8-K

A)     Exhibits:
      (10)   Material Contracts

            (a) Credit Agreement (364-Day Facility) dated April 29, 1999 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and NationsBanc Montgomery Securities, LLC, as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.

            (b)    UPS Deferred Compensation Plan.

B) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter.

                                             EXHIBIT INDEX


      (10)  Material Contracts

            (a) Credit Agreement (364-Day Facility) dated April 29, 1999 among United Parcel Service of America, Inc., the initial lenders named therein, Salomon Smith Barney Inc. as Co-Arranger and NationsBanc Montgomery Securities, LLC, as Co-Arranger and Bank of America NT & SA as Agent and Citibank, N.A. as Agent.

            (b)    UPS Deferred Compensation Plan.

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

































Date:   May 13, 1999

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

































Date:   May 13, 1999