Form 10-Q
period 1999-06-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1999-08-16
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------
                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------
                   For the Quarter Ended June 30, 1999


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


                            547,375,998 shares
--------------------------------------------------------------------------
                     Outstanding as of August 9, 1999

                      PART I. ITEM 1- FINANCIAL INFORMATION
            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1999 (unaudited) and December 31, 1998
                (In millions except share and per share amounts)

Assets                                                  1999        1998
Current Assets:
      Cash and cash equivalents                      $ 1,778     $ 1,240
      Marketable securities                            1,465         389
      Accounts receivable                              2,628       2,713
      Prepaid employee benefit costs                     291         703
      Materials, supplies and other prepaid expenses     442         380
                  Total Current Assets                 6,604       5,425

Property,  Plant and  Equipment  (including
      aircraft  under  capitalized  lease
      obligations)- at cost, net of accumulated
      depreciation and amortization of $8,588
      in 1999 and $8,170 in 1998                      11,466      11,384

Other Assets                                             232         258

                                                     $18,302     $17,067
Liabilities and Shareowners' Equity

Current Liabilities:
      Commercial paper                               $   719     $     -
      Accounts payable                                 1,282       1,322
      Accrued wages and withholdings                   1,232       1,092
      Dividends payable                                    -         247
      Tax assessment                                   1,672           -
      Income taxes payable                               226          12
      Deferred income taxes                               94         114
      Current maturities of long-term debt               376         410
      Other current liabilities                          569         520
                  Total Current Liabilities            6,170       3,717

Long-Term Debt (including capitalized lease
      obligations)                                     2,138       2,191

Accumulated Postretirement Benefit
   Obligation, Net                                     1,017         969

Deferred Taxes, Credits and Other Liabilities          2,855       3,017

Shareowners' Equity:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000                                       56          56
      Additional paid-in capital                         189         325
      Retained earnings                                6,614       7,280
      Accumulated other comprehensive loss              (147)        (63)
                                                       6,712       7,598
      Treasury stock, at cost (12,547,559 and
        11,605,952 shares in 1999 and 1998)             (590)       (425)
                                                       6,122       7,173
                                                     $18,302     $17,067


        See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
          Three Months and Six Months Ended June 30, 1999 and 1998 (In
                       millions except per share amounts)
                                   (unaudited)





                              Three Months Ended      Six Months Ended
                                1999     1998           1999     1998

Revenue                       $ 6,560  $ 6,107        $12,891  $11,966

Operating Expenses:
  Compensation and benefits     3,725    3,531          7,377    7,002
  Other                         1,833    1,771          3,646    3,519
                                5,558    5,302         11,023   10,521

Operating Profit                1,002      805          1,868    1,445

Other Income and (Expense):
  Investment income                39       16             70       30
  Interest expense                (56)     (57)          (105)    (115)
  Tax assessment               (1,786)       -         (1,786)       -
  Miscellaneous, net               (6)       1            (22)       6
                               (1,809)     (40)        (1,843)     (79)

Income (Loss) Before
  Income Taxes                   (807)     765             25    1,366

Income Taxes                       47      307            380      556

Net Income (Loss)             $  (854)  $  458        $  (355)  $  810

Basic Earnings (Loss)
  Per Share                   $ (1.53)  $ 0.84        $ (0.64)  $ 1.49

Diluted Earnings (Loss)
  Per Share                   $ (1.53)  $ 0.83        $ (0.64)  $ 1.47






        See notes to unaudited consolidated financial statements.


            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                         Six months Ended June 30, 1999
                     (In millions except per share amounts)
                                   (unaudited)


                                                                Accumulated
                                        Additional                 Other                                   Total
                          Common Stock    Paid-In    Retained  Comprehensive  Treasury Stock, At Cost  Shareowners'
                         Shares  Amount   Capital    Earnings       Loss        Shares        Amount       Equity
Balance, January 1, 1999   559     $56      $325     $7,280       $ (63)          (12)       $  (425)      $7,173
  Comprehensive loss:
    Net loss                 -       -         -       (355)         -              -              -         (355)
    Foreign currency
      adjustments            -       -         -          -         (81)            -              -          (81)
    Unrealized loss on
      marketable             -       -         -          -          (3)            -              -           (3)
securities
  Comprehensive loss                                                                                        $(439)
  Dividends ($.55 per        -       -         -       (311)         -              -              -         (311)
share)
  Gain on issuance of        -       -         5          -          -              -              -            5
    treasury stock           -       -      (141)         -          -             10            406          265
  Stock award plans
  Treasury stock             -       -         -          -          -            (25)        (1,140)      (1,140)
purchases                    -       -         -          -          -             14            569          569
  Treasury stock
issuances

Balance, June 30, 1999     559     $56      $189     $6,614       $(147)          (13)       $  (590)      $6,122



           See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months Ended June 30, 1999 and 1998
                                  (In millions)
                                   (unaudited)
                                                         1999      1998
Cash flows from operating activities:
      Net income (loss)                                 $ (355)   $  810
        Adjustments to reconcile net income (loss)
          to net cash from operating activities:
            Depreciation and amortization                  563       547
            Postretirement benefits                         48        50
            Deferred taxes, credits, and other              38        (1)
            Stock award plans                              (95)        -
            Changes in assets and liabilities:
               Accounts receivable                          85        58
               Prepaid employee benefit costs              412        69
               Materials, supplies and other
                 prepaid expenses                          (62)      (62)
               Accounts payable                            (40)     (113)
               Accrued wages and withholdings              140        74
               Dividends payable                          (247)     (191)
               Tax assessment                            1,442         -
               Income taxes payable                        214       (73)
               Other current liabilities                    49       110

      Net cash from operating activities                 2,192     1,278

Cash flows from investing activities:
      Capital expenditures                                (597)     (504)
      Disposals of property, plant and equipment            50       120
      Purchases of marketable securities                (1,753)        -
      Sales and maturities of marketable securities        674         -
      Construction funds in escrow                        (140)        -
      Other asset receipts                                  17        82

      Net cash (used in) investing activities           (1,749)     (302)

Cash flows from financing activities:
      Proceeds from borrowings                             999       166
      Repayments of borrowings                            (367)     (173)
      Purchases of treasury stock                       (1,140)     (418)
      Issuances of treasury stock pursuant to stock
        awards and employee stock purchase plans           975       340
      Dividends                                           (311)     (219)
      Other transactions                                   (41)      (17)

      Net cash from (used in) financing activities         115      (321)

Effect of exchange rate changes on cash                    (20)      (12)

Net increase in cash and cash equivalents                  538       643

Cash and cash equivalents:
      Beginning of period                                1,240       460

      End of period                                     $1,778    $1,103

Cash paid during the period for:
      Interest (net of amount capitalized)              $   85    $  205
      Income taxes                                      $  423    $  560


           See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. For interim consolidated financial statement purposes, we compute our tax provision on the basis of our estimated annual effective income tax rate, and provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs to develop or obtain computer software for internal use be capitalized. We adopted the new standard on January 1, 1999. Prior to adoption of SOP 98-1, we expensed all internal use software costs as incurred. The effect of adopting the SOP was to increase net income for the three months ended June 30, 1999 by $16 million, or $.03 per share on a basic and diluted basis, and for the six months ended June 30, 1999 by $35 million, or $.06 per share on a basic and diluted basis.

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

3. The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions except per share amounts):

                                           Three Months      Six Months
                                               Ended            Ended
                                             June 30,         June 30,
                                            1999    1998     1999    1998
Numerator:
   Numerator for basic and diluted
     Earnings (loss) per share - net
       income (loss)                       $ (854)  $458    $(355)   $810


Denominator:
   Weighted-average shares -
     Denominator for basic earnings
       (loss) per share                       557    544      557     545

Effect of dilutive
securities:
   Contingent shares -
     Managers Incentive                          -     6        -       5
   Plan
   Stock option                                  -     2        -       2
plans
Denominator for diluted earnings
(loss)                                        557    552      557     552
  per share

Basic earnings (loss) per                  $(1.53) $0.84   $(0.64)  $1.49
share

Diluted earnings (loss) per                $(1.53) $0.83   $(0.64)  $1.47
share

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4. On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a previously announced Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, additions to tax of $93 million and interest for a total after-tax exposure we estimate at approximately $246 million. We are in the process of analyzing the Tax Court opinion and are evaluating our possible responses, including an appeal or negotiation of a settlement.


      During the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The additional tax sought by the IRS relating to package insurance for these periods ranges, based on alternative theories, from $115 million to $121 million for the 1985 through 1987 tax years, and from $131 million to $138 million for the 1988 through 1990 tax years, plus additions to tax and interest. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency. We have filed petitions in the Tax Court in response to these Notices. Based on the Tax Court opinion, we currently estimate that our maximum total after-tax exposure for the tax years 1985 through 1990 could range up to $985 million. We are in the process of analyzing our position in light of the Tax Court opinion and are evaluating our options, including continuance of the litigation or negotiation of a settlement.

      We anticipate that the IRS will take positions similar to those described above for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our maximum total after-tax exposure for the tax years 1991 through 1999 could range up to $1.122 billion.

      In our second quarter 1999 financial statements, we have recorded a tax assessment of $1.786 billion, which includes an amount for related state tax liabilities. The charge includes interest of $871 million and taxes of $915 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classi-fied the tax charge as income taxes.

      We have sufficient cash, cash equivalents and marketable securities on hand to deposit with the IRS, if we choose to do so, the full amount necessary to satisfy our total estimated maximum after-tax exposure for these tax matters, without affecting our ability to meet our foreseeable operating expenses and budgeted capital expenditures.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      We are in the process of determining a new arrangement for providing excess value package insurance for our customers through a UPS subsidiary. This new arrangement will result in including in our income the total amount of excess value premiums paid by our customers. This revised arrangement, once in place, should eliminate for future periods the issues raised by the IRS in the Notices of Deficiency and increase our net income in future periods as compared to prior periods.

      The IRS has also raised a number of unrelated issues regarding the timing of deductions, the characterization of expenses as capital rather than ordinary and our entitlement to the Investment Tax Credit and the Research Tax Credit in the 1985 through 1990 tax years. These issues total $88 million in tax for the 1985 through 1987 tax years and $245 million in tax for the 1988 through 1990 tax years. Additions to tax and interest are in addition to these amounts. The IRS may take similar positions for periods subsequent to 1990. The majority of these adjustments capitalize items for which depreciation deductions would be allowed in future years, and we believe their eventual resolution will not result in a material adverse effect on our financial condition.

      We are a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by UPS, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. We are also a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material adverse effect upon our financial condition.

5. We report our operations in three segments: U.S. domestic package operations, international package operations and non-package operations. Package operations represent our core business and are divided into regional operations around the world. Regional operations managers are responsible for both domestic and export operations within their geographic region. International package operations include shipments wholly outside the U.S. as well as shipments with either origin or distribution outside the U.S. Non-package operations, including logistics, are distinct from package operations.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Segment information for the three months and six months ended June 30, is as follows (in millions):

                                  Three Months         Six Months
                                      Ended               Ended
                                    June 30,            June 30,
                                  1999    1998        1999     1998
Revenue:
   U.S. domestic package         $5,434  $5,090     $10,665  $ 9,982
   International package            861     799       1,700    1,560
   Non-package                      265     218         526      424
                                 ================   ==================
      Consolidated               $6,560  $6,107     $12,891  $11,966
                                 ================   ==================

Operating profit:
   U.S. domestic package         $  878  $  747      $1,643   $1,341
   International package             65      23         109       34
   Non-package                       33      35          58       70
   Corporate                         26       -          58        -
                                 ================   ==================
      Consolidated               $1,002  $  805      $1,868   $1,445
                                 ================   ==================


      Non-package operating profit included $58 and $53 million for the six months ended June 30, 1999 and 1998, respectively, and $28 and $25 million for the three months ended June 30, 1999 and 1998, respectively, of intersegment profit with a corresponding amount of operating expense included in the U.S.
domestic package segment. Beginning in 1999, we have added a "Corporate" line-item to our segment reporting, which reflects the impact of capitalized software under SOP 98-1, not allocated to segments.

6. Certain prior period amounts have been reclassified to conform to the current period presentation.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

     The following table sets forth information showing the change in revenue, both in dollars and in percentage terms:

                                  Three Months
       Operating Segment         Ended June 30,         Change
                                  1999    1998        $       %
                                 (dollars in millions, unaudited)
U.S. domestic package           $5,434   $5,090     $344     6.8%
International package              861      799       62     7.8
Non-package                        265      218       47    21.6
  Consolidated revenue          $6,560   $6,107     $453     7.4


     U.S. domestic package revenue increased primarily due to a 3.5% volume increase and a shift by our customers to more time-definite services, as well as an increase in rates. Package volume for our express and ground products increased 8.1% and 2.7%, respectively.

     The increase in international package revenue was primarily attributable to overall improvement in product mix, specifically volume growth for express and pan-European products. Although overall package volume increased only 0.4% for international operations, all international operations posted volume increases for express products, with the largest increases experienced in our Asia Pacific and European operations.

     The increase in non-package revenue resulted primarily from continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers.

     Operating expenses increased by $256 million, or 4.8%. Compensation and benefit expenses accounted for $194 million of this increase. The operating ratio improved from 86.8 during the second quarter of 1998 to 84.7 during the second quarter of 1999. This improvement resulted primarily from containment of operating expense growth through better utilization of existing capacity and from continued company-wide cost containment efforts.

     The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                      Three Months
         Operating Segment           Ended June 30,        Change
                                      1999    1998        $       %
                                     (dollars in millions, unaudited)
U.S. domestic package               $  878   $  747    $131     17.5%
International package                   65       23      42    182.6
Non-package                             33       35      (2)    (5.7)
Corporate                               26        -      26      n/a
  Consolidated operating profit     $1,002   $  805    $197     24.5

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      U.S. domestic package operating profit improved due to a 3.2% increase in revenue per piece, combined with the volume increases discussed previously. Operating expenses increased at a lower rate than revenue due to the factors noted above.

      International package operating profit almost tripled due to volume growth in our higher revenue per piece express products. Revenue per piece for this segment increased 7.4%. Both the Europe and Asia Pacific regions achieved significant operating profit improvements.

      The decrease in non-package operating profit reflects a decline in operating profit for the UPS Logistics Group. The decline resulted primarily from higher third-party transportation costs for its SonicAir subsidiary, higher fuel costs for its UPS Truck Leasing subsidiary, and reduced margins for its Martrac subsidiary due to the delay in the produce-harvesting season on the West Coast.

      Beginning in 1999, we have added a "Corporate" line-item to our segment reporting, which reflects the impact of capitalized software under SOP 98-1, not allocated to segments.

      In our second quarter 1999 financial statements, we have recorded a charge for a tax assessment, which reduced our net income by $1.442 billion. Further discussion is included in the Liquidity and Capital Resources section.

Six Months Ended June 30, 1999 and 1998
---------------------------------------

      The following table sets forth information showing the change in revenue, both in dollars and in percentage terms:

                                  Six Months
      Operating Segment         Ended June 30,          Change
                                 1999     1998        $       %
                                (dollars in millions, unaudited)
U.S. domestic package          $10,665  $ 9,982     $683     6.8%
International package            1,700    1,560      140     9.0
Non-package                        526      424      102    24.1
  Consolidated revenue         $12,891  $11,966     $925     7.7

     U.S. domestic package revenue increased primarily due to a 3.1% volume increase and a shift by our customers to more time-definite services, as well as an increase in rates. Package volume for our express and ground products increased 7.3% and 2.4%, respectively.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      During the first quarter of 1999, we increased rates for standard ground shipments an average of 2.5% for commercial deliveries. The ground residential charge continues to be $1.00 over the commercial ground rate, with an additional delivery area surcharge added to certain less accessible areas. In addition, we increased rates for UPS Next Day Air, UPS Next Day Air Saver and UPS 2nd Day Air an average of 2.5%, while we decreased the rate for UPS 2nd Day Air A.M. by 2.2%. The rate for UPS Next Day Air Early A.M. did not change. Rates for international shipments originating in the United States did not increase for UPS Worldwide Express, Worldwide Express Plus, UPS Worldwide Expedited and UPS International Standard service. Rate changes for shipments originating outside the U.S. were made throughout the past year and varied by geographic market.

      The increase in international package revenue was primarily attributable to an overall improvement in product mix, specifically volume growth for express and pan-European products. Although overall volume growth was relatively flat for international operations, all international operations posted volume increases for express products, with the largest increases experienced in our Asia Pacific and European operations.

      The increase in non-package revenue resulted primarily from continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers.

      Operating expenses increased by $502 million, or 4.8%. Compensation and benefit expenses accounted for $375 million of this increase. The operating ratio improved from 87.9 during 1998 to 85.5 during 1999. This improvement resulted primarily from containment of operating expense growth through better utilization of existing capacity and from continued company-wide cost containment efforts. Fuel costs during the first six months of 1999 were also slightly lower.

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                       Six Months
         Operating Segment           Ended June 30,        Change
                                      1999    1998        $       %
                                     (dollars in millions, unaudited)
U.S. domestic package               $1,643   $1,341    $302     22.5%
International package                  109       34      75    220.6
Non-package                             58       70     (12)   (17.1)
Corporate                               58        -      58      n/a
  Consolidated operating profit     $1,868   $1,445    $423     29.3

     U.S. domestic package operating profit improved due to a 3.6% increase in revenue per piece, combined with the volume increases discussed previously. Operating expenses increased at a lower rate than revenue, due to the factors noted above.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      International package operating profit more than tripled due to volume growth in our higher revenue per piece express products. Revenue per piece for this segment increased 9.0%. The largest contributor to the operating profit improvement was the Europe region, followed closely by the Asia Pacific region.

      The decrease in non-package operating income reflects, in part, higher third-party underwriting losses for UPINSCO, our captive insurance company, lower profits for our UPS Logistics Group and start-up costs at UPS Capital Corp. during the first six months of 1999.

      Beginning in 1999, we have added a "Corporate" line-item to our segment reporting, which reflects the impact of capitalized software under SOP 98-1, not allocated to segments.

      In our financial statements for the six months ended June 30, 1999, we have recorded a charge for a tax assessment, which reduced our net income by $1.442 billion. Further discussion is included in the Liquidity and Capital Resources section.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Liquidity and Capital Resources
-------------------------------
      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents and marketable securities, amounting to $3.2 billion at June 30, 1999. We maintain a commercial paper program under which we are authorized to borrow up to $2.0 billion. Approximately $819 million was outstanding under this program as of June 30, 1999. Since we do not intend to refinance the full commercial paper balance outstanding at June 30, 1999, $719 million has been classified as a current liability in our balance sheet.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2000 and the other expiring in April 2003. There were no borrowings under either of these agreements as of June 30, 1999.

      We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At June 30, 1999, $500 million was available under this program.

      In January 1999, we filed a shelf registration statement with the SEC, under which we may issue debt of up to $2.0 billion, which may be denominated in a variety of currencies. There is currently no debt issued under this shelf registration.

      On July 21, 1999 we began the process of creating a publicly traded common stock. We will be asking our shareowners to approve a merger to create a new capital structure, and we then intend to offer shares to the public. Within several months after the offering, we intend to use the resulting net proceeds to fund a cash tender offer for some of our common stock. The public offering and the tender offer should not materially impact our cash, cash equivalents and marketable securities balances.

      On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a previously announced Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, additions to tax of $93 million and interest for a total after-tax exposure we estimate at approximately $246 million. We are in the process of analyzing the Tax Court opinion and are evaluating our possible responses, including an appeal or negotiation of a settlement.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      During the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The additional tax sought by the IRS relating to package insurance for these periods ranges, based on alternative theories, from $115 million to $121 million for the 1985 through 1987 tax years, and from $131 million to $138 million for the 1988 through 1990 tax years, plus additions to tax and interest. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency. We have filed petitions in the Tax Court in response to these Notices. Based on the Tax Court opinion, we currently estimate that our maximum total after-tax exposure for the tax years 1985 through 1990 could range up to $985 million. We are in the process of analyzing our position in light of the Tax Court opinion and are evaluating our options, including continuance of the litigation or negotiation of a settlement.

      We anticipate that the IRS will take positions similar to those described above for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our maximum total after-tax exposure for the tax years 1991 through 1999 could range up to $1.122 billion.

     In our second quarter 1999 financial statements, we have recorded a tax assessment of $1.786 billion, which includes an amount for related state tax liabilities. The charge includes interest of $871 million and taxes of $915 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classi-fied the tax charge as income taxes.

      We have sufficient cash, cash equivalents and marketable securities on hand to deposit with the IRS, if we choose to do so, the full amount necessary to satisfy our total estimated maximum after-tax exposure for these tax matters, without affecting our ability to meet our foreseeable operating expenses and budgeted capital expenditures.

      We are in the process of determining a new arrangement for providing excess value package insurance for our customers through a UPS subsidiary. This new arrangement will result in including in our income the total amount of excess value premiums paid by our customers. This revised arrangement, once in place, should eliminate for future periods the issues raised by the IRS in the Notices of Deficiency and increase our net income in future periods as compared to prior periods.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

State of Readiness
------------------
      In 1995, we created a Year 2000 Committee tasked with evaluating the year 2000 issue and taking appropriate action to address the implications of the year 2000 issue for us. The Year 2000 Committee has developed and is implementing a comprehensive initiative to make our business critical information technology assets, including embedded microprocessor systems incorporated into computer hardware and related software, and business critical non-IT assets, such as vehicles, facilities, equipment and their embedded micro-processor systems, year 2000 ready. The year 2000 initiative covers the following eight phases:

      1.  inventory of IT and non-IT assets
      2.  assessment of repair requirements
      3.  repair of IT and non-IT assets
      4. unit and system integration testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data
      5. certification by users that IT and non-IT assets correctly handle dates and date-related data
      6. selected verification by our internal auditors that phases 1 through 5 were properly completed for IT and non-IT assets
      7. "end-to-end" testing of selected IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data and
      8.  creation of contingency plans in the event of year 2000 failures

      Since we believe that the majority of our business critical IT assets are controlled by our Information Services Group ("IS Group"), we began the implementation of the year 2000 initiative with these assets. Generally, we consider an IT asset to be business critical if its failure would have a material adverse effect on package movement, customer relations or our financial condition, liquidity or results of operations, or if other factors (including regulatory requirements) require the characterization of the IT asset as business critical. This group includes, for example, package tracking, billing, customer telephone service centers and UPS OnLine (R) automation systems.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      As of July 31, 1999:

          - The first seven phases of the year 2000 initiative had been completed for substantially all of the IT assets which are controlled by our IS Group.

          - The first six phases of the year 2000 initiative had been completed for approximately ninety-one percent (91%) of the other assets covered by the year 2000 initiative (non-IT assets and IT assets controlled by all business functions other than the IS Group).

      We have contacted suppliers who provide both critical IT assets and other critical goods and services such as vehicles, fuel, packaging materials, and forms to evaluate their year 2000 compliance plans and state of readiness and to determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services. We have received assurances from substantially all of our suppliers of critical IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data as the year 2000 is approached and reached. We have reviewed the responses received from these vendors to evaluate the accuracy and adequacy of the disclosures made by the vendors as to their year 2000 compliance status. Moreover, the majority of these assets are subject to evaluation under applicable phases of our year 2000 initiative.

      In addition, we have sent letters to all of our suppliers of critical non-IT and IT assets controlled by business functions other than the IS Group. As of July 31, 1999:

          -  We  have  received   responses  from  substantially  all  of  these
          suppliers.
          - We are reviewing these responses to evaluate the assertions from the vendors as to their year 2000 compliance status.
          - We are seeking additional information from certain vendors to substantiate their claims of year 2000 readiness.
          - We are also conducting interface testing between ourselves and vendors who transfer data directly with us.

      We have conducted meetings with the majority of business critical suppliers. We intend to develop appropriate contingency plans for any business critical supplier that does not provide an adequate response to us on a timely basis. As a general matter, we are vulnerable to the inability of such suppliers to remedy their own year 2000 issues.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      We also rely, both domestically and internationally, upon government agencies, particularly the Federal Aviation Administration, telecommunication service companies, utility companies and other service providers outside of our control. As part of the year 2000 initiative, we are involved with several national and international associations to pursue common year 2000 objectives. For example, we have been and remain involved, through our participation in the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), in a global and industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. In addition, we continue to monitor publicly available information describing the year 2000 compliance plans and status of our vendors. But we cannot assure you that suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on our financial condition, liquidity or results of operations.

      We are aware that the media and other third parties have reported that year 2000 compliance activity is generally considered to be further ahead in the United States than in some other countries. We continue to monitor these reports and to evaluate the possible impact of year 2000 events outside of the United States on our operations. Additionally, we have included contingency planning for international operations in our overall contingency planning process.

      We have also retained independent consultants to assess whether the year 2000 initiative, if appropriately implemented, can result in our year 2000 readiness and our progress on the year 2000 initiative. Based on our consultants' July 1999 review, the initiative is progressing at a satisfactory rate to achieve year 2000 readiness. In addition, our consultants are involved in the contingency planning phase of the year 2000 initiative.

Testing
-------
      As part of the year 2000 initiative, we maintain a testing program to determine whether our business critical IT and non-IT assets are year 2000 ready. Our testing program is conducted in three stages:

      - The initial stage - "unit testing" - consists of testing individual systems (units) for year 2000 readiness. Unit testing includes, for example, testing a particular application to ensure that it correctly manipulates dates and date-related data and properly operates in a year 2000 ready environment. Following successful completion of unit testing, a system will move into stage two.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      - Stage two - "integration testing" - includes testing interfaces between systems units to ensure that these interfaces will correctly send and receive date-related data. Stages one and two are included in phase four of the overall year 2000 initiative. All business critical IT and non-IT assets are subject to the first two testing stages. After successful completion of phases four and five of the year 2000 initiative, certain tested assets are subject to independent review and verification by our internal auditors in conjunction with phase six of the year 2000 initiative.

      -  Stage   three -  "end- to -end  testing" -  involves   validating  core
      business processes. We perform end-to-end testing on selected core processes. We have completed our end-to-end testing program for substantially all business critical IT assets related to the selected core processes. We plan to complete the majority of end-to-end testing for other assets by the end of the third quarter of 1999.

      - In addition, with respect to business critical IT assets, we maintain a change management process to reduce the likelihood that remediation efforts adversely affect functionality and to retest units or systems after changes where appropriate.


      We are currently deploying IT and non-IT assets that have completed at least the fifth phase of the year 2000 initiative and will continue that process throughout 1999. We have not deferred any major information technology project as a result of the implementation of the year 2000 initiative, although we may have incurred an opportunity cost in dedicating resources to year 2000 compliance activity rather than other endeavors. We have elected to limit the deployment of new releases, upgrades or implementation of information technology assets from October 1, 1999 through January 31, 2000, to facilitate our ability to manage year 2000 related concerns.


Costs to  Address  the Year  2000  Issue
----------------------------------------
      We estimate that we have spent approximately $78 million through June 30, 1999 on implementation of the year 2000 initiative, with the majority of the work being performed by our employees. We expect to spend an estimated additional $24 million to complete the year 2000 initiative.

      These costs do not include the costs of developing our year 2000 contingency plans. Currently, we estimate that we will incur approximately $6 million to $10 million in direct costs in connection with developing our contingency plans.

      We are also incurring costs in connection with the assessment and remediation of IT assets and non-IT assets that are not business critical. Our management believes that the costs associated with such activities are significantly less than the costs of our year 2000 initiative.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      These are our management's best estimates and may be revised as additional information becomes available. We intend to fund all costs associated with our year 2000 efforts from operations.

Risks  Presented  by the Year 2000  Issue
-----------------------------------------
Our failure to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to our business activities to appropriately address their year 2000 issues, could have a material adverse effect on our financial condition, liquidity or results of operations. To date, we have not identified any material IT or non-IT assets critical to our operations that present a material risk of not being year 2000 ready, that cannot be replaced with a suitable alternative, or for which we do not have an acceptable contingency plan. As the year 2000 initiative has proceeded, we have identified our highest risk third party providers that present a potential risk of a year 2000-related disruption. We will continue to monitor these suppliers and develop contingency plans, as necessary. Although there is inherent uncertainty in the year 2000 problem, we expect that the year 2000 initiative will significantly reduce our level of uncertainty about our year 2000 issues. At this point, we believe that our most reasonably likely worst case scenario will result from challenges presented by year 2000 disruptions experienced by third parties located both within and outside the United States, such as the following:

          - air traffic control systems
          - airports
          - customers
          - customs brokerage
          - railroads
          - utility service providers
          - other government agencies
          - other suppliers


A significant disruption in services provided by such a third party could have a material adverse impact on our financial condition, liquidity or results of operations.

Contingency Plans
-----------------
     In the normal course of business, we maintain and deploy contingency plans designed to address potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failur to be year 2000 ready. We have also established a Contingency Plan Committee to monitor and address the development of additional contingency plans. The year 2000 initiative calls for us to conduct risk assessment reviews to determine whether an additional contingency plan should be developed. Under this process, a contingency plan may be required for reasons other than an expectation of failure, such as the importance of a business process. The majority of business units have completed risk assessment reviews. The business units are in the process of developing

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

year  2000   contingency   plans required  by  these  reviews.  We  expect  that
substantially all contingency plans will be complete by October 31, 1999.

      We have also elected to establish Command and Control Centers at our key operational locations and at other regional centers of operations, to facilitate management of year 2000 events. Our contingency plans call for some of our employees to be involved in such contingency planning activities as command center staffing, plan implementation at operating locations and to validate IT and non-IT assets before and during the millenium weekend. We will monitor year 2000 events which may result in additional staffing needs beyond the millenium weekend.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, and other parts of this Report, contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding our intent, belief or current expectations. Some of the important factors that affect these statements have been described above as each subject is discussed.

      Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the year 2000 issue, including our ability to discover and correct potential year 2000 issues and the ability of third parties to appropriately address their year 2000 issues. If the modifications and conversions required to make us year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material adverse effect on the our financial condition, liquidity or results of operations.

                                     PART II


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
      The annual meeting of shareowners of the Registrant was held on April 29, 1999.

      Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

1. The results of the voting by the shareowners for directors are presented below.

     Director                                                       Percent of
                                           Number of Votes         Total Voting

     John W. Alden                   For             480,591,381        96.71%
                                     Withheld         16,346,811         3.29%
     William H. Brown, III           For             488,918,843        98.39%
                                     Withheld          8,019,349         1.61%
     Robert J. Clanin                For             489,615,309        98.53%
                                     Withheld          7,322,883         1.47%
     Michael L. Eskew                For             490,070,978        98.62%
                                     Withheld          6,867,214         1.38%
     James P. Kelly                  For             489,747,399        98.55%
                                     Withheld          7,190,793         1.45%
     Ann M. Livermore                For             489,447,783        98.49%
                                     Withheld          7,490,409         1.51%
     Gary E. MacDougal               For             488,174,342        98.24%
                                     Withheld          8,763,850         1.76%
     Joseph R. Moderow               For             490,256,367        98.66%
                                     Withheld          6,681,825         1.34%
     Kent C. Nelson                  For             485,688,723        97.74%
                                     Withheld         11,249,469         2.26%
     Victor A. Pelson                For             489,346,217        98.47%
                                     Withheld          7,591,975         1.53%
     John W. Rogers                  For             488,478,294        98.30%
                                     Withheld          8,459,898         1.70%
     Charles L. Schaffer             For             490,219,272        98.65%
                                     Withheld          6,718,920         1.35%
     Lea N. Soupata                  For             484,732,078        97.54%
                                     Withheld         12,206,114         2.46%
     Robert M. Teeter                For             489,631,762        98.53%
                                     Withheld          7,306,430         1.47%
     Thomas H. Weidemeyer            For             489,414,083        98.49%
                                     Withheld          7,524,109         1.51%

                                    PART II



2. The proposal and the results of the voting by the shareowners for the auditors are presented below.


                                                                    Percent of
                                                                       Total
                                               Number of votes        Voting
                                              -----------------     ----------
To confirm the appointment of Deloitte &
Touche LLP, independent auditors, as        For        491,374,285    98.88%
auditors of UPS and its subsidiaries for    Against      3,322,768     0.67%
the year ending December 31, 1999           Abstain      2,241,139     0.45%



Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

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

































Date:   August 16, 1999