Form 10-Q
period 1999-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1999-10-15
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549
--------------------------------------------------------------------------------
                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
                 For the Quarter Ended September 30, 1999


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


                            546,835,573 shares
--------------------------------------------------------------------------------
                    Outstanding as of October 12, 1999

                      PART I. FINANCIAL INFORMATION
         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           September 30, 1999 (unaudited) and December 31, 1998
             (In millions except share and per share amounts)

Assets                                                  1999        1998
------                                                 ------      -----
Current Assets:
      Cash and cash equivalents                      $ 1,955     $ 1,240
      Marketable securities                              688         389
      Accounts receivable                              2,845       2,713
      Prepaid employee benefit costs                     997         703
      Materials, supplies and other prepaid expenses     434         380
                                                      ------      ------
                  Total Current Assets                 6,919       5,425

Property,  Plant and  Equipment  (including
      aircraft  under  capitalized  lease
      obligations)- at cost, net of accumulated
      depreciation and amortization of $8,812 in
      1999 and $8,170 in 1998                         11,567      11,384

Other Assets                                             231         258
                                                      ------      ------

                                                     $18,717     $17,067
Liabilities and Shareowners' Equity

Current Liabilities:
      Commercial paper                               $ 1,477     $     -
      Accounts payable                                 1,313       1,322
      Accrued wages and withholdings                   1,333       1,092
      Dividends payable                                    -         247
      Tax assessment                                     621           -
      Deferred income taxes                               80         114
      Current maturities of long-term debt               678         410
      Other current liabilities                          596         532
                                                      ------      ------
                  Total Current Liabilities            6,098       3,717

Long-Term Debt (including capitalized lease
      obligations)                                     1,817       2,191
                                                      ------      ------

Accumulated Postretirement Benefit
   Obligation, Net                                       987         969
                                                      ------      ------

Deferred Taxes, Credits and Other Liabilities          2,984       3,017
                                                      ------      ------

Shareowners' Equity:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000                                       56          56
      Additional paid-in capital                         287         325
      Retained earnings                                7,191       7,280
      Accumulated other comprehensive loss              (134)        (63)
                                                      -------     ------
                                                       7,400       7,598
      Treasury stock, at cost (12,083,786 and
        11,605,952 shares in 1999 and 1998)             (569)       (425)
                                                      -------     ------
                                                       6,831       7,173
                                                     $18,717     $17,067

        See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
         Three Months and Nine Months Ended September 30, 1999 and 1998
                     (In millions except per share amounts)
                                   (unaudited)





                              Three Months Ended      Nine Months Ended
                                1999     1998           1999     1998

Revenue                       $ 6,715  $ 6,158        $19,606  $18,124
                               ------   ------         ------   ------

Operating Expenses:
  Compensation and benefits     3,849    3,585         11,226   10,587
  Other                         1,876    1,796          5,522    5,315
                               ------   ------         ------   ------
                                5,725    5,381         16,748   15,902
                               ------   ------         ------   ------

Operating Profit                  990      777          2,858    2,222
                               ------   ------         ------   ------

Other Income and (Expense):
  Investment income                45       26            115       56
  Interest expense                (65)     (54)          (170)    (169)
  Tax assessment                    -        -         (1,786)       -
  Miscellaneous, net               (8)      (9)           (30)      (3)
                               -------   -----         -------  ------
                                  (28)     (37)        (1,871)    (116)
                               -------   -----         -------  ------

Income Before Income Taxes        962      740            987    2,106

Income Taxes                      385      291            765      847
                               ------   ------        -------   ------

Net Income                    $   577   $  449        $   222  $ 1,259
                               ======    =====         ======   ======

Basic Earnings Per Share      $  1.05   $ 0.83        $  0.40  $  2.31
                               ======    =====         ======   ======

Diluted Earnings Per Share    $  1.03   $ 0.81        $  0.39  $  2.28
                               ======    =====         ======   ======






        See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                      Nine Months Ended September 30, 1999
                     (In millions except per share amounts)
                                   (unaudited)



                                                                Accumulated
                                         Additional                Other                                  Total
                          Common Stock    Paid-In    Retained  Comprehensive  Treasury Stock, At Cost  Shareowners'
                         Shares  Amount   Capital    Earnings       Loss        Shares        Amount       Equity
Balance, January 1, 1999   559     $56      $325     $7,280       $ (63)          (12)       $  (425)      $7,173
  Comprehensive income:
    Net income               -       -         -        222          -              -              -          222
    Foreign currency
      adjustments            -       -         -          -         (66)            -              -          (66)
  Unrealized loss on
      marketable
      securities             -       -         -          -          (5)            -              -           (5)
  Comprehensive income                                                                                     $  151
                                                                                                            -----
  Dividends ($.55 per share) -       -         -       (311)         -              -              -         (311)
  Gain on issuance of
    treasury stock           -       -         5         -           -              -              -            5
  Stock award plans          -       -       (43)        -           -             10            419          376
  Treasury stock
    purchases                -       -         -         -           -            (26)        (1,196)      (1,196)
  Treasury stock
    issuances                -       -         -         -           -             16            633          633
                           ----   ----      -----    ------       ------         -----        -------      ------
Balance, September 30,     559     $56      $287     $7,191       $(134)          (12)         $(569)      $6,831
   1999                    ====   ====      =====    ======       ======         =====        =======      ======




            See notes to unaudited consolidated financial statements.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                  (In millions)
                                   (unaudited)
                                                         1999      1998
Cash flows from operating activities:
      Net income                                        $ 222     $1,259
        Adjustments to reconcile net income to net
          cash from operating activities:
            Depreciation and amortization                 865        836
            Postretirement benefits                        18         75
            Deferred taxes, credits, and other            (79)        54
            Stock award plans                             304        218
            Changes in assets and liabilities:
               Accounts receivable                       (132)       (38)
               Prepaid employee benefit costs            (294)       150
               Materials, supplies and other
                 prepaid expenses                         (54)       (10)
               Accounts payable                            (9)        10
               Accrued wages and withholdings             241         21
               Dividends payable                         (247)      (191)
               Tax assessment                             621          -
               Other current liabilities                   64        (30)
                                                         ----      ------

      Net cash from operating activities                1,520      2,354
                                                        -----      -----

Cash flows from investing activities:
      Capital expenditures                             (1,080)    (1,022)
      Disposals of property, plant and equipment          140        160
      Purchases of marketable securities               (2,089)      (347)
      Sales and maturities of marketable securities     1,785          -
      Construction funds in escrow                       (138)         -
      Other asset receipts                                 15         91
                                                         ----      -----

      Net cash (used in) investing activities          (1,367)    (1,118)
                                                        -----      -----

Cash flows from financing activities:
      Proceeds from borrowings                          1,617        227
      Repayments of borrowings                           (246)      (237)
      Purchases of treasury stock                      (1,196)      (430)
      Issuances of treasury stock pursuant to stock
        awards and employee stock purchase plans          740        306
      Dividends                                          (311)      (219)
      Other transactions                                  (30)        (3)
                                                         -----     -----

      Net cash from (used in) financing activities        574       (356)
                                                         -----     -----

Effect of exchange rate changes on cash                   (12)        (8)
                                                         ----      -----

Net increase in cash and cash equivalents                 715        872

Cash and cash equivalents:
      Beginning of period                               1,240        460
                                                        -----      -----

      End of period                                    $1,955     $1,332
                                                        =====      =====

Cash paid during the period for:
      Interest (net of amount capitalized)             $  927     $  228
                                                        =====      =====
      Income taxes                                     $  660     $  805
                                                        =====      =====

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

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs to develop or obtain computer software for internal use be capitalized. We adopted the new standard on January 1, 1999. Prior to adoption of SOP 98-1, we expensed all internal use software costs as incurred. The effect of adopting the SOP was to increase net income for the three months ended September 30, 1999 by $28 million, or $.05 per share on a basic and diluted basis, and for the nine months ended September 30, 1999 by $62 million, or $.11 per share on a basic and diluted basis.

2. In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                      Three Months Ended Nine Months Ended

                                       September 30,       September 30,
                                        1999     1998      1999     1998
Numerator:
   Numerator for basic and diluted
     earnings per share -
       Net Income                      $ 577     $ 449     $ 222   $1,259
                                        =======   =====     ====    =====

Denominator:
   Weighted-average shares -
      Denominator for basic earnings
         per share                       547       544       553      545
Effect of dilutive securities:
   Contingent shares -
      Managers Incentive Plan              8         7         6        5
   Stock option plans                      4         3         4        3
                                        ---        ---       ---      ---
Denominator for diluted earnings
       per share                         559       554       563      553
                                        ====      ====      ====     ====

Basic Earnings Per Share                 .83     $0.40     $2.31    $1.05
                                       =====     =====     =====    =====

Diluted Earnings Per Share             $1.03     $0.81     $0.39    $2.28
                                       =====     =====     =====    =====

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4. On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd. ("OPL"), a Bermuda company, which has reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million.

      In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

      We anticipate that the IRS will take similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We are in the process of analyzing our position in light of the Tax Court opinion and are evaluating our options, including appeal of the Tax Court decision, continuance of the litigation or negotiation of a settlement.

      In the second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

      We determined the size of our reserve with respect to these matters in accordance with generally accepted accounting principles based on our estimate of our most likely liability. In making this determination, we concluded that it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      On August 31, 1999, we deposited $1.349 billion with the IRS related to these matters, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision, in order to stop the accrual of interest on that amount of the IRS's claim. A portion of the funds used to make this deposit can be attributed to the $758 million increase in our commercial paper liability balance during the third quarter. We have sufficient cash, cash equivalents and marketable securities on hand to deposit with the IRS, if we choose to do so, the remaining amount necessary to satisfy our maximum estimated after-tax exposure for these tax matters, without affecting our ability to meet our foreseeable operating expenses and budgeted capital expenditures.

      We have implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement will result in including in our non-package operating segment the net operations of the excess value package insurance program offered to our customers. This revised arrangement should eliminate for future periods the issues considered by the Tax Court in the Notices of Deficiency relating to OPL.

      The IRS has proposed adjustments, unrelated to the OPL matters discussed above, regarding the timing of deductions, the characterization of expenses as capital rather than ordinary and our entitlement to the investment tax credit and the research tax credit in the 1985 through 1990 tax years. These proposed adjustments, if sustained, would result in $88 million in additional tax for the 1985 through 1987 tax years and $267 million in additional tax for the 1988 through 1990 tax years.

      We believe that our practice of expensing the items that the IRS alleges should have been capitalized is consistent with the practices of other industry participants. We expect that we will prevail on substantially all of these issues. Should the IRS prevail, however, unpaid interest on these adjustments through 1999 could aggregate up to $396 million, after the benefit of related tax deductions. Since the majority of these adjustments propose to capitalize items for which depreciation deductions would be allowed in subsequent years, the effect would be to substantially reduce the net impact of these adjustments and related interest. The IRS's proposed adjustments include penalties and penalty interest. We believe that the possibility that such penalties and penalty interest will be sustained is remote. The IRS may take similar positions with respect to some of these issues for each of the years from 1991 through 1999. We believe the eventual resolution of these issues will not result in a material adverse effect upon our financial condition, results of operations or liquidity.

      We are a defendant in various employment-related lawsuits. In one of these actions, which alleges employment discrimination by UPS, class action status has been granted, and the United States Equal Employment Opportunity Commission has been granted the right to intervene. We are also a defendant in various other lawsuits that arose in the normal course of business. In our opinion, none of these cases is expected to have a material effect upon our financial condition, results of operations or liquidity.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      On September 28, 1999, Linda Dee Starkman, a UPS shareowner, filed a purported class action complaint against us and each member of our board of directors. The action, which was filed in the Court of Chancery for the State of Delaware in and for New Castle County, seeks to enjoin our proposed public offering and its related transactions and to recover unspecified damages, attorneys' fees and experts' fees. The complaint alleges that the proposed transactions violate our certificate of incorporation and that our directors breached their fiduciary duties in approving and recommending the proposed transactions. A hearing is scheduled for October 18, 1999, at which the Court will consider plaintiff's motion for a preliminary injunction to prevent the proposed transactions. We anticipate that the Court will rule promptly on plaintiff's motion.

      We believe that this action has no merit, and we are defending it vigorously. We do not expect that this action will have a material effect upon our financial condition, results of operations or liquidity.

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

      Segment information for the three months and nine months ended September 30, is as follows (in millions):

                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                 1999       1998        1999      1998
                                 ----       ----        ----      ----
Revenue:
  U.S. domestic package         $5,574    $5,147      $16,239   $15,129
  International package            862       782        2,562     2,342
  Non-package                      279       229          805       653
                                ------    ------       ------    ------
      Consolidated              $6,715    $6,158      $19,606   $18,124
                                ======    ======      =======   =======

Operating profit (loss):
   U.S. domestic package        $  879    $  757      $ 2,522   $ 2,098
   International package            38       (15)         147        19
   Non-package                      27        35           85       105
   Corporate                        46         -          104         -
                                ------    ------       ------    ------
      Consolidated              $  990    $  777      $ 2,858   $ 2,222
                                ======    ======      =======   =======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Non-package operating profit included $28 and $30 million for the three months ended September 30, 1999 and 1998, respectively, and $85 and $84 million for the nine months ended September 30, 1999 and 1998, respectively, of intersegment profit with a corresponding amount of operating expense included in the U.S. domestic package segment. Consolidated operating profit for the three months and nine months ended September 30, 1999 included $46 million and $104 million, respectively, of capitalized software costs that were not allocated to individual segments.

6. The major components of other operating expenses for the three months and nine months ended September 30, are as follows (in millions):

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----
Repairs and maintenance           $ 231     $ 213       $ 674     $ 625
Depreciation and amortization       302       289         865       836
Purchased transportation            407       364       1,168     1,063
Fuel                                174       142         467       443
Other occupancy                      74        79         263       275
Other expenses                      688       709       2,085     2,073
                                  -----     -----       -----     -----
  Consolidated                   $1,876    $1,796      $5,522    $5,315
                                  =====    ======      ======     =====


7. Certain prior period amounts have been reclassified to conform to the current period presentation.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

      The following tables set forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars or amounts and in percentage terms:

                                 Three Months Ended
                                    September 30,            Change
                                   1999      1998         $         %
                                   ----      ----         -         -
Revenue (in millions):
  U.S. domestic package:
      Next Day Air               $1,344     $1,184      $160      13.5%
      Deferred                      649        586        63      10.8
      Ground                      3,581      3,377       204       6.0
                                  -----      -----     ------
                                  5,574      5,147       427       8.3

  International package:
      Domestic                      221        230        (9)     (3.9)
      Export                        641        552        89      16.1
                                  -----      -----     ------
  Total International package       862        782        80      10.2
  Non-package                       279        229        50      21.8
                                  -----     ------     ------
      Consolidated               $6,715     $6,158      $557       9.0%
                                  =======   ======     ======



Average Daily Package Volume                              #
 (in thousands):                                          -

  U.S. domestic package:
      Next Day Air                1,046         913      133      14.6%
      Deferred                      789         704       85      12.1
      Ground                      9,849       9,319      530       5.7
                                  -----      ------     -----
  Total U.S. domestic package    11,684      10,936      748       6.8
  International package:
      Domestic                      691         693       (2)      (.3)
      Export                        298         244       54      22.1
                                  -----       -----     -----
  Total International package       989         937       52       5.5
                                 -------    -------     -----
      Consolidated               12,673      11,873      800       6.7%
                                 =======    =======     =====

  Operating days in period           64          65

                                                          $
Average Revenue Per Piece:                                -
  U.S. domestic package:
      Next Day Air              $20.08       $19.95      $.13       .7%

      Deferred                   12.85        12.81       .04       .3

      Ground                      5.68         5.58       .10      1.8

  Total U.S. domestic package     7.45         7.24       .21      2.9

  International:
      Domestic                    5.00         5.11      (.11)    (2.2)

      Export                     33.61        34.80     (1.19)    (3.4)

  Total International package    13.62        12.84       .78      6.1

      Consolidated              $ 7.94       $ 7.68      $.26      3.4%
                                ======       ======     ======

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      U.S. domestic package revenue increased primarily due to volume gains across all product lines, as the demand for these products remained strong throughout the third quarter. In addition, we continue to see volume from our higher revenue per piece express (Next Day Air and Deferred) products grow faster than our Ground products. However, ground volume grew at a 5.7% rate, which is better than we experienced in the first half of the year.

      The increase in international package revenue was primarily attributable to overall improvement in product mix, specifically volume growth for our export (Express, Expedited and Transborder) products. Overall package volume increased 5.5% for international operations, with all international operations posting strong volume increases for express products, the largest of which occurred in our Asia Pacific and European operations. The decline in export revenue per piece is due to higher growth rates for our lower revenue yielding European transborder products.

      The increase in non-package revenue resulted primarily from continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers.

      Operating expenses increased by $344 million, or 6.4%. Compensation and benefit expenses accounted for the majority, $264 million, of this increase.
Other operating expenses increased $80 million due to higher purchased transportation and fuel costs. The increase in purchased transportation costs was primarily due to increased business for our Worldwide Logistics subsidiary, while the $32 million, or 22.5%, increase in fuel costs was primarily due to the low fuel prices we benefited from in 1998. The operating ratio improved from
87.4 during the third quarter of 1998 to 85.3 during the third quarter of 1999. This improvement resulted primarily from containment of operating expense growth through better utilization of existing capacity.

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

                                   Three Months Ended
                                     September 30,           Change
        Operating Segment            1999      1998        $       %
        -----------------            ----      ----        -       -
                                          (dollars in millions)
U.S. domestic package              $ 879     $ 757       $122    16.1%
International package                 38       (15)        53   353.3
Non-package                           27        35         (8)  (22.9)
Corporate                             46         -         46     n/a
                                    -----     ----       ----
  Consolidated operating profit    $ 990     $ 777       $213    27.4
                                    =====     ====       ====


     U.S. domestic package operating profit improved due to the volume and revenue improvements discussed previously, combined with the containment of operating expense growth.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      Our international package operations posted an operating profit in 1999, compared to a loss in the prior year, due to a 22.1% volume growth in our higher revenue per piece export products. Both the Europe and Asia Pacific regions achieved significant operating profit improvements.

      The decrease in non-package operating profit relates to continued start-up costs at UPS Capital Corporation, higher third party underwriting losses for UPINSCO, our captive insurance company, and a reduction in intersegment profit. The UPS Logistics Group experienced a small improvement in operating profit compared to last year, which reverses a trend that was experienced earlier this year. As discussed in the Liquidity and Capital Resources section, we have implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement will result in including in our non-package operating segment the net operations of the excess value package insurance program offered to our customers. We expect this arrangement will increase our operating profit for the non-package segment by approximately $60 million to $70 million in the fourth quarter of 1999.

      Beginning in 1999, we have added a "Corporate" line-item to our segment reporting. This line-item reflects a new accounting pronouncement that requires us to capitalize some of our costs to develop or obtain computer software for internal use. These costs are not allocated to segments.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Nine Months Ended September 30, 1999 and 1998

      The following table sets forth information showing the change in revenue, average daily package volume and average revenue per piece, both in dollars and in percentage terms:

                                 Nine Months Ended
                                   September 30,             Change
                                  1999      1998          $         %
                                  ----      ----          -         -
Revenue (in millions):
  U.S. domestic package:
      Next Day Air                $3,834  $ 3,442      $ 392       11.4%
      Deferred                     1,897    1,765        132        7.5
      Ground                      10,508    9,922        586        5.9
                                  ------   ------       ----
  Total U.S. domestic package     16,239   15,129      1,110        7.3

  International package:
      Domestic                       678      692        (14)      (2.0)
      Export                       1,884    1,650        234       14.2
                                   -----    -----       ----
  Total International package      2,562    2,342        220        9.4

  Non-package                        805      653        152       23.3
                                   -----    -----       ----

      Consolidated               $19,606  $18,124     $1,482      8.2%
                                 =======  =======     ======


Average Daily Package Volume                              #
 (in thousands):

  U.S. domestic package:
      Next Day Air               1,012        912       100      11.0%
      Deferred                     790        736        54       7.3
      Ground                     9,709      9,382       327       3.5
                                 -----     ------       ----

  Total U.S. domestic           11,511     11,030       481       4.4
  International package:
      Domestic                     686        713       (27)     (3.8)
      Export                       290        246        44      17.9
                                -------    ------      -----
  Total International package      976        959        17       1.8
                                --------  -------      -----
      Consolidated              12,487     11,989       498       4.2

  Operating days in period         191        192

                                                          $
Average Revenue Per Piece:
  U.S. domestic package:
      Next Day Air              $19.84     $19.66      $ .18       .9%
      Deferred                   12.57      12.49        .08       .6
      Ground                      5.67       5.51        .16      2.9

  Total U.S. domestic package     7.39       7.14        .25      3.5

  International package:
      Domestic                    5.17       5.05        .12      2.4
      Export                     34.01      34.93       (.92)    (2.6)

  Total International package    13.74      12.72       1.02      8.0

      Consolidated              $ 7.88     $ 7.59      $ .29      3.8%

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      U.S. domestic package revenue increased over $1.1 billion primarily due to a 4.4% volume increase combined with a 3.5% improvement in revenue per piece. Package volume growth occurred in all products, with average volume for our Next Day Air product growing by 11.0%. The substantial improvement in our Ground revenue, which comprises 65% of our U.S. domestic package revenue, also was a major factor in the overall revenue improvement.

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

      The increase in international package revenue was primarily attributable to an overall improvement in product mix, specifically volume growth for our export products. All international operations posted volume increases for express products, with the largest increases experienced in our Asia Pacific and European operations. Due to the strong growth of our international export products, our total average revenue per piece for international increased $1.02 per package, or 8.0%.

      The increase in non-package revenue resulted primarily from continued growth of the UPS Logistics Group. This growth reflects both new business and increased business with existing customers.

      Operating expenses increased by $846 million, or 5.3%. Compensation and benefit expenses accounted for $639 million of this increase and purchased transportation costs increased by $105 million. The operating ratio improved from 87.7 during 1998 to 85.4 during 1999. This improvement resulted primarily from containment of operating expense growth through better utilization of existing capacity and from continued company-wide cost containment efforts. Fuel costs during the first nine months of 1999 were $24 million, or 5.4%, higher than in 1998.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      The following table sets forth information showing the change in operating profit, both in dollars and in percentage terms:

         Operating Segment          Nine Months Ended
                                      September 30,           Change
                                      1999     1998          $       %
                                            (dollars in millions)
U.S. domestic package               $2,522   $2,098       $424     20.2%
International package                  147       19        128    673.7
Non-package                             85      105        (20)   (19.0)
Corporate                              104        -        104      n/a
                                     -----    -----      ------
   Consolidated operating profit    $2,858   $2,222       $636     28.6
                                    ======   ======       =====

     U.S. domestic package operating profit improved due to the volume and revenue improvements discussed previously, combined with the containment of operating expense growth.

      International package operating profit grew almost seven-fold due to volume growth in our higher revenue per piece export products. The largest contributor to the operating profit improvement was the Europe region, followed closely by the Asia Pacific region.

      The decrease in non-package operating profit reflects, in part, higher third-party underwriting losses for UPINSCO, our captive insurance company, lower earnings for our UPS Logistics Group and start-up costs at UPS Capital Corporation during the first nine months of 1999. The decline in operating profit for the UPS Logistics Group resulted primarily from higher third-party transportation costs for its SonicAir subsidiary and higher fuel costs for its UPS Truck Leasing subsidiary. These decreases were offset somewhat by higher operating profits for the group's Worldwide Logistics subsidiary. As discussed in the Liquidity and Capital Resources section, we have implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement will result in including in our non-package operating segment the net operations of the excess value package insurance program offered to our customers. We expect this arrangement will increase our operating profit for the non-package segment by approximately $60 million to $70 million in the fourth quarter of 1999.

      Beginning in 1999, we have added a "Corporate" line-item to our segment reporting. This line-item reflects a new accounting pronouncement that requires us to capitalize some of our costs to develop or obtain computer software for internal use. These costs are not allocated to segments.

      The increase in investment income of $59 million for the period is due to large cash, cash equivalents and marketable securities balances we have had available throughout 1999.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      Net income for the nine months ended September 30, 1999, decreased $1.037 billion from the prior year. This is the result of a charge we recorded during the second quarter of 1999 for a tax assessment, which reduced our net income by $1.442 billion. Further discussion regarding the nature of this charge is included in the Liquidity and Capital Resources section.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Liquidity and Capital Resources

      Our primary source of liquidity is our cash flow from operations. We maintain significant cash, cash equivalents and marketable securities, amounting to $2.643 billion at September 30, 1999. We maintain a commercial paper program under which we are authorized to borrow up to $2.0 billion. Approximately $1.577 billion was outstanding under this program as of September 30, 1999. Since we do not intend to refinance the full commercial paper balance outstanding at September 30, 1999, $1.477 billion has been classified as a current liability in our balance sheet. The average interest rate on the amount outstanding at September 30, 1999 was 5.3%.

      We maintain two credit agreements with a consortium of banks. These agreements provide revolving credit facilities of $1.25 billion each, with one expiring in April 2000 and the other expiring in April 2003. There were no borrowings under either of these agreements as of September 30, 1999. Interest on any amounts we borrow under these facilities would be charged at 90-day LIBOR plus 15 basis points.

      We also maintain a European medium-term note program with a borrowing capacity of $1.0 billion. Under this program, we may issue notes from time to time denominated in a variety of currencies. At September 30, 1999, $500 million was available under this program. Of the amount outstanding at September 30, 1999, $200 million bears interest at a stated interest rate of 6.625% and $300 million bears interest at a stated interest rate of 6.25%.

      In January 1999, we filed a shelf registration statement with the SEC, under which we may issue debt of up to $2.0 billion, which may be denominated in a variety of currencies. There is currently no debt issued under this shelf registration.

      On July 21, 1999 we began the process of creating a publicly traded common stock. We will be asking our shareowners to approve a merger to create a new capital structure at a special shareowners meeting to be held on October 25, 1999. We then intend to offer shares to the public. Within several months after the offering, we intend to use the resulting net proceeds to fund a cash tender offer for some of our common stock. The public offering and the tender offer should not materially impact our cash, cash equivalents and marketable securities balances.

      On August 9, 1999 the U.S. Tax Court issued an opinion unfavorable to UPS regarding a Notice of Deficiency asserting that we are liable for additional tax for the 1983 and 1984 tax years. The Court held that we are liable for tax on income of Overseas Partners Ltd., a Bermuda company, which has reinsured excess value package insurance purchased by our customers beginning in 1984. The Court held that for the 1984 tax year we are liable for taxes of $31 million on income reported by OPL, penalties and penalty interest of $93 million and interest for a total after-tax exposure estimated at approximately $246 million.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      In addition, during the first quarter of 1999, the IRS issued two Notices of Deficiency asserting that we are liable for additional tax for the 1985 through 1987 tax years, and the 1988 through 1990 tax years. The primary assertions by the IRS relate to the reinsurance of excess value package insurance, the issue raised for the 1984 tax year. The IRS has based its assertions on the same theories included in the 1983-1984 Notice of Deficiency.

      We anticipate that the IRS will take similar positions for tax years subsequent to 1990. Based on the Tax Court opinion, we currently estimate that our total after-tax exposure for the tax years 1984 through 1999 could be as high as $2.353 billion. We are in the process of analyzing our position in light of the Tax Court opinion and are evaluating our options, including appeal of the Tax Court decision, continuance of the litigation or negotiation of a settlement.

      In the second quarter 1999 financial statements, we recorded a tax assessment charge of $1.786 billion, which included an amount for related state tax liabilities. The charge included taxes of $915 million and interest of $871 million. This assessment resulted in a tax benefit of $344 million related to the interest component of the assessment. As a result, our net charge to net income for the tax assessment was $1.442 billion, increasing our total after-tax reserve at that time with respect to these matters to $1.672 billion. The tax benefit of deductible interest is included in income taxes; however, since none of the income on which this tax assessment is based is our income, we have not classified the tax charge as income taxes.

      We determined the size of our reserve with respect to these matters in accordance with generally accepted accounting principles based on our estimate of our most likely liability. In making this determination, we concluded that it was more likely that we would be required to pay taxes on income reported by OPL and interest, but that it was not probable that we would be required to pay any penalties and penalty interest. If penalties and penalty interest ultimately are determined to be payable, we would have to record an additional charge of up to $681 million. We cannot assure you that our ultimate liability for these matters will not exceed the level of our reserves.

      On August 31, 1999, we deposited $1.349 billion with the IRS related to these matters, without conceding the IRS's position or giving up our right to appeal the Tax Court's decision, in order to stop the accrual of interest on that amount of the IRS's claim. A portion of the funds used to make this deposit can be attributed to the $758 million increase in our commercial paper liability balance during the third quarter. We have sufficient cash, cash equivalents and marketable securities on hand to deposit with the IRS, if we choose to do so, the remaining amount necessary to satisfy our maximum estimated after-tax exposure for these tax matters, without affecting our ability to meet our foreseeable operating expenses and budgeted capital expenditures.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      We have implemented a new arrangement for providing excess value package insurance for our customers through UPS subsidiaries. This new arrangement will result in including in our non-package operating segment the net operations of the excess value package insurance program offered to our customers. This revised arrangement should eliminate for future periods the issues considered by the Tax Court in the Notices of Deficiency relating to OPL.

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

State of Readiness
------------------
     In 1995, we created a Year 2000 Committee tasked with evaluating the year 2000 issue and taking appropriate action to address the implications of the year 2000 issue for us. The Year 2000 Committee has developed and is implementing a comprehensive initiative to make our business critical information technology assets, including embedded microprocessor systems incorporated into computer hardware and related software, and business critical non-IT assets, such as vehicles, facilities, equipment and their embedded microprocessor systems, year 2000 ready. The year 2000 initiative covers the following eight phases:

      1.  inventory of IT and non-IT assets
      2.  assessment of repair requirements
      3.  repair of IT and non-IT assets
      4.  unit and system integration testing of individual IT and non-IT assets to determine correct manipulation of dates and date-related data
      5.  certification  by users that IT and  non-IT  assets  correctly  handle dates and date-related data 6. selected verification by our internal auditors
      6. that phases 1 through 5 were properly completed for IT and non-IT assets
      7. "end-to-end" testing of selected IT and non-IT assets, both internally developed and vendor-provided, to determine correct manipulation of dates and date-related data
      8. creation of contingency plans in the event of year 2000 failures

      Since we believe that the majority of our business critical IT assets are controlled by our Information Services Group, we began the implementation of the year 2000 initiative with these assets. Generally, we consider an IT asset to be business critical if its failure would have a material adverse effect on package movement, customer relations or our financial condition, liquidity or results of operations, or if other factors (including regulatory requirements) require the characterization of the IT asset as business critical. This group includes, for example, package tracking, billing, customer telephone service centers and UPS OnLine (R) automation systems.

            UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      As of September 30, 1999 the first seven phases of the year 2000 initiative have been completed for substantially all of the assets which are covered by the year 2000 initiative.

      We have contacted suppliers who provide both critical IT assets and other critical goods and services such as vehicles, fuel, packaging materials and forms to evaluate their year 2000 compliance plans and state of readiness and to determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services. We have received assurances from substantially all of our suppliers of critical IT assets controlled by the IS Group that these assets will correctly manipulate dates and date-related data. We have reviewed the responses received from these vendors to evaluate the accuracy and adequacy of the disclosures made by the vendors as to their year 2000 compliance status. Moreover, the majority of these assets have been evaluated under applicable phases of our year 2000 initiative.

      In addition, we have communicated with all of our suppliers of critical non-IT and IT assets controlled by business functions other than the IS Group. As of September 30, 1999:

          We have received and reviewed responses from substantially all of these suppliers. We have conducted interface testing between ourselves and selected vendors who transfer data directly with us. We are seeking additional information from certain vendors to substantiate their claims of year 2000 readiness.

      We have conducted meetings with substantially all of our business critical suppliers. We are developing appropriate contingency plans for any business critical supplier that has not provided an adequate response to us on a timely basis. As a general matter, we are vulnerable to significant suppliers' inability to remedy their own year 2000 issues.

      We also rely, both domestically and internationally, upon government agencies, particularly the Federal Aviation Administration, telecommunication service companies, utility companies and other service providers outside of our control. As part of our year 2000 initiative, we are involved with several national and international associations to pursue common year 2000 objectives. For example, we have been and remain involved, through our participation in the International Air Transport Association (IATA) and the Air Transport Association of America (ATA), in a global and industry-wide effort to understand the year 2000 compliance status of airports, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. In addition, we continue to monitor publicly available information describing the year 2000 compliance plans and status of our vendors. But we cannot assure you that suppliers, governmental agencies, or other third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on our financial condition, liquidity or results of operations.

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

      We have also retained independent consultants to assess whether the year 2000 initiative, if appropriately implemented, can result in our year 2000 readiness, and our progress on the year 2000 initiative. Based on our consultants' July 1999 review, the initiative is progressing at a satisfactory rate to achieve year 2000 readiness. In addition, our consultants are involved in the contingency planning phase of the year 2000 initiative.

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

       Stage two - "integration testing" - includes testing interfaces between systems units to ensure that these interfaces will correctly send and receive date-related data. Stages one and two are included in phase four of the overall year 2000 initiative. All business critical IT and non-IT assets have been subject to the first two testing stages. After successful completion of phases four and five of the year 2000 initiative, some tested assets were subjected to independent review and verification by our internal auditors in conjunction with phase six of the year 2000 initiative.

       Stage three - "end-to-end testing" - involves validating core business processes. We perform end-to-end testing on selected core processes. We have completed our end-to-end testing program for substantially all business critical assets related to the selected core processes.

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


      We are currently deploying IT and non-IT assets that have completed at least the fifth phase of the year 2000 initiative and will continue that process throughout 1999. We have not deferred any major information technology project as a result of the implementation of the year 2000 initiative, although we may have incurred an opportunity cost in dedicating resources to year 2000 readiness activity rather than other endeavors. We have elected to limit the deployment of new releases, upgrades or implementation of information technology assets from October 1, 1999 through January 31, 2000, to facilitate our ability to manage year 2000 related concerns.

Costs to  Address  the Year  2000  Issue
----------------------------------------
     We estimate that we have spent approximately $89 million through September 30, 1999 on implementation of the year 2000 initiative, with the majority of the work being performed by our employees. We expect to spend an estimated additional $12 million to complete the year 2000 initiative.

      These costs do not include the costs of developing our year 2000 contingency plans. Currently, we estimate that we will incur approximately $7 million to $10 million in direct costs in connection with developing our contingency plans.

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

Risks  Presented  by the Year 2000 Issue
----------------------------------------
     Our failure to appropriately address a material year 2000 issue, or the failure by any third parties who provide goods or services that are critical to our business activities to appropriately address their year 2000 issues, could have a material adverse effect on our financial condition, liquidity or results of operations. To date, we have not identified any material IT or non-IT assets critical to our operations that present a material risk of not being year 2000 ready, that cannot be replaced with a suitable alternative, or for which we do not have an acceptable contingency plan. As the year 2000 initiative has proceeded, we have identified our highest risk third party providers that present a potential risk of a year 2000-related disruption. We will continue to monitor these suppliers and develop contingency plans, as necessary. Although there is inherent uncertainty in the year 2000 problem, we expect that the year 2000 initiative will significantly reduce our level of uncertainty about our year 2000 issues.

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

At this point, we believe that our most reasonably likely worst case scenario will result from challenges presented by year 2000 disruptions experienced by third parties located both within and outside the United States, such as the following:

     - air traffic control systems
     - airports
     - customers
     - customs brokerages
     - railroads
     - utility service providers
     - other government agencies
     - other suppliers


A significant disruption in services provided by such a third party could have a material adverse impact on our financial condition, liquidity or results of operations.

Contingency Plans
-----------------
     In the normal course of business, we maintain and deploy contingency plans designed to address potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 ready. We have also established a Contingency Plan Committee to monitor and address the development of additional contingency plans. The year 2000 initiative calls for us to conduct risk assessment reviews to determine whether an additional contingency plan should be developed. Under this process, a contingency plan may be required for reasons other than an expectation of failure, such as the importance of a business process. Substantially all business units have completed risk assessment reviews. The business units are in the process of developing year 2000 contingency plans required by these reviews. We expect that substantially all contingency plans will be complete by October 31, 1999. We are establishing Command and Control Centers at our key operational locations and at other regional centers of operations, to facilitate management of year 2000 events. Additionally, we plan to implement a further validation process for business critical assets to be executed over the millennium weekend.

      Our contingency plans call for some of our employees to be involved in such contingency planning activities as command center staffing and plan implementation at operating locations, and to validate IT and non-IT assets before and during the millennium weekend. We will monitor year 2000 events which may result in additional staffing needs beyond the millennium weekend.

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

     Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the operating profit for excess value package insurance and the ability to deal with the year 2000 issue, including our ability to discover and correct potential year 2000 issues and the ability of third parties to appropriately address their year 2000 issues. If the modifications and conversions required to make us year 2000 ready are not made or are not completed on a timely basis, the resulting problems could have a material adverse effect on the our financial condition, liquidity or results of operations.

                                                PART II

Item 1 - Legal Proceedings

      On September 28, 1999, Linda Dee Starkman, a UPS shareowner, filed a purported class action complaint against us and each member of our board of directors. The action, which was filed in the Court of Chancery for the State of Delaware in and for New Castle County, seeks to enjoin our proposed public offering and its related transactions and to recover unspecified damages, attorneys' fees and experts' fees. The complaint alleges that the proposed transactions violate our certificate of incorporation and that our directors breached their fiduciary duties in approving and recommending the proposed transactions. A hearing is scheduled for October 18, 1999, at which the Court will consider plaintiff's motion for a preliminary injunction to prevent the proposed transactions. We anticipate that the Court will rule promptly on plaintiff's motion.

      We believe that this action has no merit, and we are defending it vigorously. We do not expect that this action will have a material effect upon our financial condition, results of operations or liquidity.


Item 6 - Exhibits and Reports on Form 8-K

A)     Exhibits

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

            (a)    Form of Agreement and Plan of Merger

                  Incorporated by Reference to Annex A to the Prospectus (No. 333-83349) filed pursuant to Rule 424 on September 23, 1999.

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



















Date:   October 15, 1999