Form 10-Q/A
period 1999-09-30
UNITED PARCEL SERVICE OF AMERICA INC
filed 1999-10-15
CIK 809697

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                           Amendment 1 on FORM 10-Q/A


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

                                EXPLANATORY NOTE

The purpose of this amendment is to correct formatting errors contained in Note 3 to the unaudited consolidated financial statements. As previously filed, basic earnings per share amounts in Note 3 were shown in the incorrect columns.

                      PART I. FINANCIAL INFORMATION
         UNITED PARCEL SERVICE OF AMERICA, INC., AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           September 30, 1999 (unaudited) and December 31, 1998
             (In millions except share and per share amounts)

Assets                                                  1999        1998
------                                                 ------      -----
Current Assets:
      Cash and cash equivalents                      $ 1,955     $ 1,240
      Marketable securities                              688         389
      Accounts receivable                              2,845       2,713
      Prepaid employee benefit costs                     997         703
      Materials, supplies and other prepaid expenses     434         380
                                                      ------      ------
                  Total Current Assets                 6,919       5,425

Property,  Plant and  Equipment  (including
      aircraft  under  capitalized  lease
      obligations)- at cost, net of accumulated
      depreciation and amortization of $8,812 in
      1999 and $8,170 in 1998                         11,567      11,384

Other Assets                                             231         258
                                                      ------      ------

                                                     $18,717     $17,067
Liabilities and Shareowners' Equity

Current Liabilities:
      Commercial paper                               $ 1,477     $     -
      Accounts payable                                 1,313       1,322
      Accrued wages and withholdings                   1,333       1,092
      Dividends payable                                    -         247
      Tax assessment                                     621           -
      Deferred income taxes                               80         114
      Current maturities of long-term debt               678         410
      Other current liabilities                          596         532
                                                      ------      ------
                  Total Current Liabilities            6,098       3,717

Long-Term Debt (including capitalized lease
      obligations)                                     1,817       2,191
                                                      ------      ------

Accumulated Postretirement Benefit
   Obligation, Net                                       987         969
                                                      ------      ------

Deferred Taxes, Credits and Other Liabilities          2,984       3,017
                                                      ------      ------

Shareowners' Equity:
      Preferred stock, no par value,
        Authorized 200,000,000 shares, none issued         -           -
      Common stock, par value $.10 per share,
        Authorized 900,000,000 shares, issued
        559,000,000                                       56          56
      Additional paid-in capital                         287         325
      Retained earnings                                7,191       7,280
      Accumulated other comprehensive loss              (134)        (63)
                                                      -------     ------
                                                       7,400       7,598
      Treasury stock, at cost (12,083,786 and
        11,605,952 shares in 1999 and 1998)             (569)       (425)
                                                      -------     ------
                                                       6,831       7,173
                                                     $18,717     $17,067
                                                     ========    =======

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



                                                                Accumulated
                                         Additional                Other                                  Total
                          Common Stock    Paid-In    Retained  Comprehensive  Treasury Stock, At Cost  Shareowners'
                         Shares  Amount   Capital    Earnings       Loss        Shares        Amount       Equity
Balance, January 1, 1999   559     $56      $325     $7,280       $ (63)          (12)       $  (425)      $7,173
  Comprehensive income:
    Net income               -       -         -        222          -              -              -          222
    Foreign currency
      adjustments            -       -         -          -         (66)            -              -          (66)
  Unrealized loss on
      marketable
      securities             -       -         -          -          (5)            -              -           (5)
                                                                                                             ----
  Comprehensive income                                                                                     $  151
                                                                                                            -----
  Dividends ($.55 per share) -       -         -       (311)         -              -              -         (311)
  Gain on issuance of
    treasury stock           -       -         5         -           -              -              -            5
  Stock award plans          -       -       (43)        -           -             10            419          376
  Treasury stock
    purchases                -       -         -         -           -            (26)        (1,196)      (1,196)
  Treasury stock
    issuances                -       -         -         -           -             16            633          633
                           ----   ----      -----    ------       ------         -----        -------      ------
Balance, September 30,     559     $56      $287     $7,191       $(134)          (12)         $(569)      $6,831
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

3. The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

                      Three Months Ended Nine Months Ended

                                       September 30,       September 30,
                                        1999     1998      1999     1998
Numerator:
   Numerator for basic and diluted
     earnings per share -
       Net Income                      $ 577     $ 449     $ 222   $1,259
                                        ======   ======     =====   =====

Denominator:
   Weighted-average shares -
      Denominator for basic earnings
         per share                       547       544       553      545
Effect of dilutive securities:
   Contingent shares -
      Managers Incentive Plan              8         7         6        5
   Stock option plans                      4         3         4        3
                                         ---       ---       ---      ---
Denominator for diluted earnings
       per share                         559       554       563      553
                                        ====      ====      ====     ====

Basic Earnings Per Share               $1.05     $0.83     $0.40    $2.31
                                       =====     =====     =====    =====

Diluted Earnings Per Share             $1.03     $0.81     $0.39    $2.28
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